Form 10-Q
period 1995-03-31
JACLYN INC
filed 1995-05-12
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1995

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to

     Commission File Number 1-5863

                                  JACLYN, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                  22-1432053
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


                635 59th Street, West New York, New Jersey 07093
                    (Address of principal executive offices)
                                   (Zip Code)

                                (201) 868-9400
               (Registrant's telephone number, including area code)


                                        NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                                 Outstanding at May 1, 1995
Common Stock, par value $1 per share                         2,691,405

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX




                                                                        Page No.
                                                                        --------
Part I. Financial Information:


Item 1
       Condensed Consolidated Balance Sheets--
         March 31, 1995 (unaudited) and June 30, 1994 (derived from
         audited financial statements) ................................     3

       Condensed Consolidated Statements of Operations--
         Three Months and Nine Months Ended March 31, 1995 and 1994
         (unaudited) ..................................................     4

       Condensed Consolidated Statements of Cash Flows--Nine Months
         Ended March 31, 1995 and 1994 (unaudited) ....................     5

       Notes to Condensed Consolidated Financial Statements
         (Unaudited) ..................................................     6


Item 2
       Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..........................     7



Part II. Other Information:


Item 6
       Exhibits and reports on Form 8-K ...............................     8

       Signatures .....................................................     8

                      PART 1.  FINANCIAL INFORMATION
                       JACLYN, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)


                                                       March 31,      June 30,
                                                         1995           1994
                                                      (Unaudited)   (See below)
                                                      -----------   -----------

                                     ASSETS

CURRENT ASSETS:

Cash and cash equivalents ...........................   $   288      $   185
                                                        -------      -------
Trading securities ..................................       --         1,042
                                                        -------      -------
Securities available for sale .......................     5,141        4,633
                                                        -------      -------
Accounts receivable, net ............................    11,621       14,995
                                                        -------      -------
Inventories:

  Raw  materials ....................................     2,753        1,969

  Work in process ...................................     1,045        2,127

  Finished goods ....................................     4,704        5,923
                                                        -------      -------
                                                          8,502       10,019
                                                        -------      -------
Prepaid expenses and other current assets ...........     2,841        1,444
                                                        -------      -------
    Total Current Assets ............................    28,393       32,318

PROPERTY AND EQUIPMENT, net .........................     1,850        2,114

OTHER NON-CURRENT ASSETS ............................       402          454
                                                        -------      -------
  TOTAL ASSETS ......................................   $30,645      $34,886
                                                        =======      =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Loans payable--bank ...............................   $ 3,557      $ 5,538

  Accounts payable ..................................     2,918        4,093

  Other current liabilities .........................     4,702        3,559
                                                        -------      -------
  Total Current Liabilities .........................    11,177       13,190
                                                        -------      -------
OTHER NON-CURRENT LIABILITIES .......................        34           31
                                                        -------      -------
GUARANTEED BANK LOAN--ESOP ..........................       910        1,150
                                                        -------      -------
DEFERRED TAXES ON INCOME ............................     1,827        1,812
                                                        -------      -------
COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock ......................................     3,364        3,366

  Additional paid-in capital ........................    12,123       12,094

  Retained earnings .................................     9,106       11,376
                                                        -------      -------
                                                         24,593       26,836

  Less: Common shares in treasury at cost ...........     7,011        6,983

        Guaranteed bank loan--ESOP ..................       910        1,150

        Unrealized gain on securities available
         for sale ...................................       (25)        --
                                                        -------      -------
TOTAL STOCKHOLDERS' EQUITY ..........................    16,697       18,703
                                                        -------      -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........   $30,645      $34,886
                                                        =======      =======

The June 30, 1994 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)


                                  Three Months Ended         Nine Months Ended
                                       March 31,                 March 31,
                               -----------------------   -----------------------
                                   1995        1994          1995        1994
                               ----------   ----------   ----------   ----------

Revenues:
  Net Sales .................  $   17,289   $   15,766   $   56,642   $   62,604

  Other Income ..............          80          108          237          330
                               ----------   ----------   ----------   ----------
                                   17,369       15,874       56,879       62,934
                               ----------   ----------   ----------   ----------
Costs and Expenses:
  Cost of Goods Sold ........      12,471       11,494       44,395       44,517
  Shipping, Selling and
  Administrative Expenses ...       4,942        4,137       14,156       15,920
  Restructuring Costs
    (Note 3) . ..............        --           --            995         --
                               ----------   ----------   ----------   ----------
                                   17,413       15,631       59,546       60,437
                               ----------   ----------   ----------   ----------
(Loss)/earnings before
  income taxes ..............  $      (44)  $      243   $   (2,667)  $    2,497
(Benefit)/provision for
  income taxes ..............         (18)          95       (1,067)         974
                               ----------   ----------   ----------   ----------
Net (loss)/earnings .........  $      (26)  $      148   $   (1,600)  $    1,523
                               ==========   ==========   ==========   ==========
Average number of shares
   outstanding ..............   2,691,335    2,687,972    2,691,335    2,687,972
                               ==========   ==========   ==========   ==========
PER SHARE DATA:
Net (loss)/earnings per
  common share ..............  $    (0.01)  $     0.06   $    (0.59)  $     0.57
                               ==========   ==========   ==========   ==========
Cash dividends per
  common share ..............        --     $    0.125   $     0.25   $    0.375
                               ==========   ==========   ==========   ==========

                         JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in Thousands)


                                                             Nine Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            1995          1994
                                                          --------      --------
Cash Flows From Operating Activities:
Net (Loss)/Earnings ....................................  $(1,600)      $ 1,523
Adjustments to reconcile net (loss)/earnings to net
  cash provided by/(used in) operating activities:
Sales of trading securities, at cost ...................    1,662           766
Purchases of trading securities ........................     (620)         (889)
Depreciation and amortization ..........................      417           383
Deferred income taxes ..................................       15           --

Changes in assets and liabilities:
  Decrease in accounts receivable ......................    3,374           647
  Decrease/(increase) in inventories ...................    1,517          (474)
  Decrease in prepaid expenses and other current
    assets .............................................      145           169
  (Increase)/decrease in prepaid and refundable
    income taxes .......................................   (1,605)          627
  Decrease in security deposits and other assets .......       45           132
  (Decrease) in accounts payable and other
    current liabilities ................................       31        (1,762)
  Increase in security deposits payable ................        2             9
                                                          -------       -------
Net cash provided by operating activities ..............    3,383         1,131
                                                          -------       -------
Cash Flows From Investing Activities:
  Additions to property and equipment ..................     (174)         (397)
  Proceeds from sale of property .......................       28            41
  Maturities of securities available for sale, at cost .      788         1,415
  Purchases of securities available for sale ...........   (1,269)          --
                                                          -------       -------
Net cash (used in)/provided by investing activities ....     (627)        1,059
                                                          -------       -------
Cash Flows From Financing Activities:
  Dividends paid .......................................     (672)       (1,008)
  Exercise of stock options ............................       27            58
  Acquisition of treasury stock ........................      (28)          (49)
  Increase/(decrease) in notes payable .................        1            (2)
  (Decrease) in loans payable--bank ....................   (1,981)         (895)
                                                          -------       -------
Net cash used in financing activities ..................   (2,653)       (1,896)
                                                          -------       -------
Net Increase in Cash and Cash Equivalents ..............      103           294
Cash and Cash Equivalents, beginning of period .........      185           703
                                                          -------       -------
Cash and Cash Equivalents, end of period ...............  $   288       $   997
                                                          =======       =======

                         JACLYN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to Stockholders. The results of operations for the period ended March 31, 1995 are not necessarily indicative of operating results for the full year.

2. Effective July 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Instruments" ("SFAS 115"). Upon adoption of SFAS 115, the Company classified $1,045,000 of equity and U.S. Treasury securities as "Trading Securities" and $4,685,000 of debt securities as "Securities Available for Sale". All securities classified as trading were adjusted to fair market value, and the resulting unrealized gain of $2,000, net of applicable income taxes, was recorded in the Statement of Operations. All securities classified as available for sale were adjusted to fair market value, and the resulting unrealized gain of $33,000, net of applicable income taxes, was recorded as a component of stockholders' equity as an unrealized gain on securities available for sale. Prior to the adoption of SFAS 115, marketable equity securities and other securities classified as current were carried at the lower of aggregate cost or fair market value. At March 31, 1995, stockholders' equity included an unrealized available for sale portfolio gain of $25,000 net of applicable income taxes of $16,000.

3. A restructuring of certain of the Company's operations resulted in a pre-tax charge of $995,000 in the second quarter. This charge includes costs associated with personnel reduction and facilities closure. In addition to the restructuring charge there were additional pre-tax costs charged to the second quarter of $525,000, primarily the write down of inventory in connection with the reorganization. During the quarter ended March 31, 1995, additional pre-tax costs of $390,000, for shipping, selling and administrative expenses were incurred relative to the reorganization. The Company's decision to reorganize was as a result of lower sales primarily due to the increased direct importation of products by customers as well as the decline in the Company's Barney[R] young children's line.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased during the nine month period ended March 31, 1995 to $288,000 from $185,000 at June 30, 1994. The increase this period was due to funds provided by operating activities of $3,383,000, primarily from a decrease in accounts receivable, a decrease in inventories and a net decrease in trading securities, offset by a net loss for the nine month period of $1,600,000 and an increase in prepaid and refundable income taxes. Included in the net loss was a pre-tax charge of $995,000 in the second quarter in connection with the restructuring of certain of the Company's operations as well as pre-tax costs of $915,000 in connection with the reorganization of the Company, primarily the write down of inventory and the closure of certain facilities. Cash provided by operating activities was offset by funds used in investing activities of $627,000, mainly from the net increase in securities available for sale. In addition, the increase in cash and cash equivalents was offset by an increase in funds used in financing activities of $2,653,000, principally the repayment of bank loans and payment of cash dividends of $.25 per share. The Board of Directors did not declare a dividend during the third quarter ended March 31, 1995. The Board of Directors will review the declaration of dividends on a periodic basis and does not anticipate the resumption of dividends in the foreseeable future. The Company believes, that with its existing working capital and the Company's current bank line of credit , it will have sufficient funds to meet anticipated additional restructuring expenses, which it expects to incur during the remainder of the current fiscal year, and for future working capital requirements.

RESULTS OF OPERATIONS

Net sales were $17,289,000 and $56,642,000 during the three and nine month periods ended March 31, 1995, compared to $15,766,000 and $62,604,000 in the three and nine month periods ended March 31, 1994, respectively. An increase in apparel sales accounted for the major portion of the increase in sales during the current quarter. The decline in sales of the Company's Barney[R] young children's line and the increased direct importation of products by customers, partially offset by increased apparel sales, were the primary reasons for the reduction in sales compared to the nine month period ended March 31, 1994. Cost of goods sold increased proportionately for the quarter ended March 31, 1995 compared to the quarter ended March 31, 1994. For the nine months ended March 31, 1995, cost of goods sold was proportionately higher than in the comparative prior year period, primarily due to the large volume of Barney[R] shipments at higher markups in last year's comparative period. In addition, the current nine month period contained markdowns relating to the reorganization of $525,000. Shipping, selling and administrative expenses increased during the quarter ended March 31, 1995 due to an increase in volume related expenses and reorganization costs of $390,000, mainly the closure of certain facilities. During the current nine month period shipping, selling and administrative expenses decreased compared to the prior year due to the large royalty payments on the Barney[R] product line in the prior nine month period. The net loss for the three and nine months ended March 31, 1995 of $26,000 and $1,600,000 compares to net earnings for the same periods last year of $148,000 and $1,523,000, respectively. The current three month period loss includes the reorganization pre-tax costs of $390,000. The current nine month period loss also includes the pre-tax restructuring charge of $995,000 and reorganization costs of $915,000 as described in the Liquidity and Capital Resources section above. The Company expects to incur additional expenses during the remainder of the current fiscal year relating to the restructuring and reorganization and expects these actions to be substantially completed by June 30, 1995.

Part II. Other information

Item 6. Exhibits and Reports on Form 8-K


a) Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended March 31, 1995.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        JACLYN, INC.
                                                        (Registrant)


May 10, 1995                                            /s/ ALLAN GINSBURG
                                                        -----------------------
                                                        Allan Ginsburg,
                                                        Chairman of the Board
                                                        Chief Financial Officer



May 10, 1995                                            /s/ ROBERT CHESTNOV
                                                        ------------------------
                                                        Robert Chestnov
                                                        President

                                 EXHIBIT INDEX



Exhibit No.                Description                                 Page No.
- - -----------                -----------                                 --------
   27                      Financial Data Schedule                       10