Form 10-K
period 1995-06-30
JACLYN INC
filed 1995-09-28
CIK 52969

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1995

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to


                           Commission File No. 1-5863

                                  JACLYN, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        22-1432053
-------------------------------                         --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 635 59th Street, West New York, New Jersey                     07093
-------------------------------------------             --------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (201) 868-9400

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of Class                                   on which registered
  --------------------------                           -----------------------
  Common Stock, $1 par value                           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant at September 6, 1995 was approximately $7,609,502.

There were 2,691,405 shares of Common Stock outstanding at September 6, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III Certain Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on December 5, 1995.

                               TABLE OF CONTENTS

                                  Item                                      Page
                                  ----                                      ----
PART I         1.    Business............................................      1

               2.    Properties..........................................      4

               3.    Legal Proceedings...................................      4

               4.    Submission of Matters to a
                       Vote of Security Holders..........................      4

PART II        5.    Market for the Registrant's Common Equity
                       and Related Stockholder Matters...................      5

               6.    Selected Financial Data.............................      6

               7.    Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations........................................      7

               8.    Financial Statements and Supplementary
                       Data..............................................     10

               9.    Changes in and Disagreements with
                       Accountants on Accounting and Financial
                       Disclosure........................................     10

PART III      10.    Directors and Executive Officers
                       of the Registrant.................................     10

              11.    Executive Compensation..............................     10

              12.    Security Ownership of Certain
                       Beneficial Owners and Management..................     10

              13.    Certain Relationships and Related
                       Transactions......................................     10

PART IV       14.    Exhibits, Financial Statement
                       Schedules and Reports on Form 8-K.................     11

SIGNATURES...............................................................     15

                                     PART I

Item 1. Business.

     Jaclyn, Inc. (incorporated in the State of Delaware in 1968) ("Jaclyn") and its subsidiaries (collectively the "Registrant") are primarily engaged in the design, manufacture, distribution and sale of vinyl, leather and fabric handbags and related products (collectively, "handbag products"), and apparel items. The Registrant markets its handbag products in a variety of popularly priced fashions and designs, with an emphasis on casual, travel and sport styles. The Registrant's apparel lines are wide ranging and include vests, loungewear, sleepwear, dresses, sportswear and slippers, as well as lingerie.

     Recent Developments. During the fiscal year ended June 30, 1995, the Registrant announced that due to the decline in sales of the Registrant's Barney(R) the dinosaur line of products and the increased direct importation of products by its customers, it was restructuring certain of its operations. The restructuring included personnel reductions, the closing of the Registrant's warehouse in North Bergen, New Jersey and the consolidation of its New York City showrooms. The Registrant also discontinued the payment of quarterly cash dividends after the second quarter of the fiscal year. During fiscal 1995, the Registrant recorded a pre-tax restructuring charge of approximately $995,000, representing employee severance and other exit costs in connection with the closure of the warehouse and showroom. In addition, the Registrant incurred costs of $1,761,000, primarily the write-down to market value of inventory of certain of its divisions and costs incurred during the wind-down of operations in its closed facilities. The Registrant does not expect to incur additional restructuring related expenses during the fiscal year ending June 30, 1996. Reference is made to "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 10 of this Form 10-K and Note P, "Corporate Restructuring" of the Notes to Consolidated Financial Statements on page F-13 of this Form 10-K for additional information about the restructuring.

     General. Styling is an important factor in the merchandising of all of the Registrant's products. The Registrant's staff of full-time designers studies fashion trends in order to anticipate consumer demand. The design staff works closely with the purchasing department to determine the styling and materials components for its handbag products, and concepts and fabrics for its apparel products, that may be available and also works with the production and engineering staffs to determine the costs of production and the technical problems involved in producing a new style. The Registrant changes many of its designs from season to season.

     Finished merchandise is received at the Registrant's warehouses located in Ferris, Texas and West New York, New Jersey and in several independently owned warehouses in New Jersey, California and Texas, and from these locations is shipped under different selling names to customers all over the country. The Registrant's handbag products are intended to retail at between $5 and $225. The Registrant's better price and designer lines of handbag products, which are sold under the "Susan Gail" and "Ellen Tracy(TM)" names, are marketed through better department stores and specialty shops. The Registrant's other handbag products are marketed primarily through general merchandise, chain and department stores. In addition, the Registrant markets its apparel lines to existing customers of its handbag products as premium and/or special order items, as well as to major mail order catalog chains and other retailers.

     The Registrant markets its handbag products under trademarks and tradenames which it owns, including "Shane," "Empress," "Aetna," "Susan Gail," "Robyn Lyn" and "Marilyn USA." In addition, the Registrant is licensed to manufacture and market handbag products under the names "Barney(R)" and "Baby Bop(R)" under an agreement which expires on June 30, 1996, the name "Ellen Tracy(TM)" under an agreement which expires on February 29, 1996 and the name "Crayola(R)" under an agreement which expires on December 31, 1995. Stone Mountain Handbag Co., an independent sales representative, markets handbag products manufactured for it by the Registrant under the name "Saddle River." The Registrant's apparel lines are marketed under the names "Robyn Lyn," "Saddle River," "On Tour" and "111 Main." The Registrant also manufactures apparel items for sale as private-label merchandise. The Registrant considers all of its trademarks, tradenames and other intellectual property rights to be of significant value in the marketing of its products.

     The Registrant sells throughout the United States through its own salesmen and through independent sales representatives. Sales of domestically manufactured merchandise, including those assembled in Mexico from domestically produced components, accounted for approximately 40% of the Registrant's consolidated net sales for the fiscal year ended June 30, 1995. During fiscal 1994, sales of such merchandise, including those assembled in Mexico from domestically manufactured components, accounted for approximately 23% of consolidated net sales.

     In fiscal 1995, the Registrant's imports of merchandise manufactured in the Far East accounted for approximately 60% of consolidated net sales, compared to approximately 77% of consolidated net sales in fiscal 1994. Such imports offer the Registrant the benefit of a greater diversification of styling resulting from volume purchases and the benefit of cost savings related to such purchases. In addition, the market's increased acceptance of leather handbags and related products has resulted in an emphasis on Far East manufacturing and supply sources. During fiscal 1995, the Registrant imported certain of its better and designer lines of handbag products from Europe. However, such imports accounted for less than 1% of the Registrant's consolidated net sales for the fiscal year ended June 30, 1995. While the Registrant's operations are subject to the usual risks associated with purchases from foreign countries, the Registrant's other foreign manufacturing sources and its domestic manufacturing operations provide it with alternative sources and facilities.

     Approximately 80% of the Registrant's consolidated net sales for fiscal 1995 were to general merchandise, chain and department stores, with the balance consisting of sales to specialty shops, smaller retail stores and cosmetic firms. During the fiscal year ended June 30, 1995, four customers of the Registrant accounted for 44% of the Registrant's consolidated net sales, of which the Registrant's three largest customers (Avon Products, Inc., Wal-Mart Stores, Inc. and Estee Lauder) accounted for 15%, 13% and 8% of such sales, respectively. Four major customers of the Registrant accounted for approximately 34% of the Registrant's consolidated net sales for the fiscal year ended June 30, 1994, of which the Registrant's two largest customers (Wal-Mart Stores, Inc. and Avon Products, Inc.) accounted for 18% and 6% of such sales, respectively. Sales of apparel items during each of the fiscal years ended June 30, 1995, 1994 and 1993 represented 30%, 13% and 5%, respectively, of consolidated net sales. Sales of handbag products represented the remainder of the Registrant's consolidated net sales. The Registrant's sales are customarily offered on credit terms. The Registrant does not have long-term contracts with any of its customers.

     The Registrant purchases its handbag and apparel raw materials, primarily fabrics, vinyl and urethane plastics, leather, frames, ornaments, trim and other materials, and certain of its finished products, from a variety of sources. In most cases, the Registrant assists its suppliers and contractors in the design and style of the materials it purchases. The Registrant's largest expenditures for raw materials are for fabrics, leather, vinyl and urethane plastics, which the Registrant purchases from several suppliers, one of which provided about 2% of its raw material needs in fiscal 1995. While the Registrant has no long-term supply contracts, the raw materials it uses are available from various sources and it anticipates no difficulty in the future in obtaining the necessary raw materials for its operations. With respect to its domestic manufacturing and imported purchases from the Far East and Europe of finished handbags and related products, the Registrant deals with a number of sources, both domestically and in the Far East and Europe, no one of which accounted for more than 11% of the Registrant's total cost of goods sold. The Registrant has no long-term supply contracts with its Far East or European sources of finished handbags and related products or apparel items and is subject to the usual risks associated therewith.

     The Registrant generally offers Fall/Winter, Holiday and Spring/Summer product lines. The Registrant's business is somewhat seasonal in nature, with shipments being greater in the first and third quarters of its fiscal years and lower in the second and fourth quarters. Reference is made to Note R, "Unaudited Quarterly Financial Data," of the Notes to Consolidated Financial Statements on page F-14 of this Form 10-K for additional information about quarterly results.

     At September 15, 1995, the Registrant had unfilled orders of approximately $18,200,000, compared to approximately $23,200,000 at September 15, 1994. The decrease in backlog is attributable, among other things, to a planned decrease in sales volume as part of the Registrant's restructuring and to timing differences in the receipt of orders from certain customers in 1995 compared to 1994. In the ordinary course of business, the amount of unfilled orders at a particular point in time is affected by several factors, including scheduling of the manufacture and shipping of goods (which, in turn, may be dependent on the requirements of customers). Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

     The Registrant employed approximately 284 persons as of June 30, 1995, of whom 81 were on a salaried basis and the balance on an hourly basis. At June 30, 1995, 32 of the Registrant's employees were members of the Four Joint Boards of New York, New Jersey, Pennsylvania and New England, affiliated with the International Leather Goods, Plastics and Novelty Workers Union, AFL-CIO. The Registrant considers its relations with its employees to be satisfactory.

     The Registrant competes with hundreds of domestic and foreign manufacturers of popular priced handbags, very few of which are believed to account for as much as 1% of industry sales. In addition, the Registrant competes with numerous manufacturers of apparel items. The Registrant believes its sales of apparel items are not significant in light of total apparel industry sales. The Registrant's business is dependent, among other things, on its ability to anticipate and respond to changing consumer preferences, to remain competitive in price, style and quality and to meet its customers' production and delivery requirements. While some of the Registrant's competitors may be larger or may have greater resources than the Registrant, the Registrant believes that its size and financial position will allow it to continue to respond to changes in consumer demand and meet its competition.

Item 2. Properties.

     The Registrant's executive offices and one of its warehouse facilities, containing 140,000 square feet, are located in West New York, New Jersey. The Registrant occupied these facilities under long-term leases from 1968 to 1981, when these facilities were purchased by the Registrant. The Registrant currently leases to outside parties approximately 40,000 square feet of the West New York facilities. The Registrant also leases (i) a distribution and warehouse facility in North Bergen, New Jersey, containing approximately 58,000 square feet (which facility's lease expires in June 1996 and, as part of the Registrant's restructuring, will not be renewed), (ii) showroom, warehouse and distribution facilities in New York City containing approximately 12,000 square feet, and
(iii) two additional showroom and office facilities in New York City totaling approximately 7,000 square feet (one of which is subject to a lease that expires in January 1997 and, as part of the Registrant's restructuring, will not be renewed). The executive offices, and manufacturing, distribution and warehouse facilities, of JLN, Inc., containing approximately 93,250 square feet, are located in Ferris, Texas. All of the Registrant's facilities are well maintained structures, in good physical condition and are adequate to meet its current and reasonably foreseeable needs.

     Reference is made to Note E, "Leases and Commitments," of the Notes to Consolidated Financial Statements on page F-8 of this Form 10-K for additional information about the Registrant's commitments under the terms of non-cancelable leases.

Item 3. Legal Proceedings.

          a) The Registrant is not a party to, nor is any of its property the subject of, any material pending legal proceeding.

          b) No material pending legal proceeding was terminated during the three-months ended June 30, 1995.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Registrant did not submit any matters to a vote of its security holders, through the solicitation of proxies or otherwise, during the three-months ended June 30, 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

     The Registrant's Common Stock, $1.00 par value per share, is traded on the American Stock Exchange (Symbol: "JLN"). The following table sets forth the high and low closing sales prices for the Registrant's Common Stock, as reported by the American Stock Exchange, for each quarterly period during the Registrant's fiscal years ended June 30, 1995 and June 30, 1994:

Fiscal Year Ended June 30, 1995                             High           Low
-------------------------------                             ----           ---

First Quarter ....................................         13 1/4        10 1/8
Second Quarter ...................................         10 1/8         4 3/8
Third Quarter ....................................          6             3 1/2
Fourth Quarter ...................................          6             3 7/8

Fiscal Year Ended June 30, 1994 ..................          High           Low
--------------------------------------------------          ----\          ---

First Quarter ....................................         11 5/8         9 3/8
Second Quarter ...................................         13 1/2         9 3/4
Third Quarter ....................................         15 1/4        12
Fourth Quarter ...................................         13 1/8        11 1/2


     During the quarterly periods in fiscal 1995 ending September 30, 1994 and December 31, 1994, the Registrant paid quarterly cash dividends of $.125 per share of its Common Stock. In connection with the restructuring of the Registrant's operations, described above under the caption "Item 1. Business -- Recent Developments," the Registrant discontinued the payment of quarterly cash dividends during the third quarter ended March 31, 1995. As previously announced, the Registrant does not anticipate a resumption of payment of cash dividends in the foreseeable future. During each quarterly period during the Registrant's fiscal year ended June 30, 1994, the Registrant declared and paid dividends of $.125 per share of its Common Stock.

     At June 30, 1995, there were approximately 874 holders of record of the Registrant's Common Stock.

Item 6. Selected Financial Data.


                         JACLYN, INC. AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA

                                                                                   Years ended June 30,
                                                      ------------------------------------------------------------------------------
                                                          1995             1994            1993             1992            1991
                                                      ------------     ------------    ------------     ------------    ------------
REVENUES:
Net Sales ........................................    $ 73,577,000     $ 82,393,000    $ 63,520,000     $ 65,285,000    $ 55,040,000
Other income, net ................................         317,000          422,000         454,000          623,000       1,028,000
                                                      ------------     ------------    ------------     ------------    ------------
                                                        73,894,000       82,815,000      63,974,000       65,908,000      56,068,000
                                                      ------------     ------------    ------------     ------------    ------------
Costs of goods sold ..............................      58,639,000       58,298,000      48,044,000       49,411,000      40,318,000
Shipping, selling
  and administrative expenses ....................      17,834,000       21,741,000      15,786,000       14,652,000      14,664,000
Interest expense .................................         309,000          224,000          59,000           26,000          17,000
Restructuring costs ..............................         995,000             --              --               --              --
Cost of product recall ...........................            --               --         2,000,000             --              --
(Benefit) provision for income taxes .............      (1,563,000)         965,000        (786,000)         436,000         228,000
Cumulative effect of change in
  accounting for income taxes ....................            --               --          (750,000)            --              --
                                                      ------------     ------------    ------------     ------------    ------------
NET (LOSS)  EARNINGS .............................    $ (2,320,000)    $  1,587,000    $   (379,000)    $  1,383,000    $    841,000
                                                      ============     ============    ============     ============    ============

Average common shares
   outstanding ...................................       2,691,352        2,688,555       2,675,815        2,660,537       2,705,399
                                                      ============     ============    ============     ============    ============
(Loss) earnings  per common share
   before cumulative effect of change
   in accounting for income taxes ................    $      (0.86)    $       0.59    $      (0.42)    $       0.52    $       0.31
Cumulative effect of change in
   accounting for income taxes ...................            --               --              0.28             --              --
                                                      ------------     ------------    ------------     ------------    ------------
(Loss) earnings per common share .................    $      (0.86)    $       0.59    $      (0.14)    $       0.52    $       0.31
                                                      ============     ============    ============     ============    ============
Cash dividends paid ..............................    $       0.25     $       0.50    $       0.50     $       0.50    $       0.50
                                                      ============     ============    ============     ============    ============
TOTAL ASSETS .....................................    $ 28,409,000     $ 34,886,000    $ 32,288,000     $ 29,515,000    $ 29,582,000
                                                      ============     ============    ============     ============    ============
Long term debt:
  Guaranteed bank loan--ESOP ....................     $    888,000     $  1,150,000            --               --              --
  Other non-current liabilities ..................    $     33,000     $     31,000    $     25,000     $     44,000            --
  Obligations under capital leases ...............            --               --              --       $    217,000    $    241,000
Stockholders' equity .............................    $ 15,942,000     $ 18,703,000    $ 19,600,000     $ 21,343,000    $ 21,289,000
                                                      ============     ============    ============     ============    ============
Stockholders' equity per share ...................    $       5.92     $       6.95    $       7.30     $       7.97    $       8.07
                                                      ============     ============    ============     ============    ============

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The net increase in cash and cash equivalents in the fiscal year ended June 30, 1995 was $58,000 compared to decreases in the fiscal years ended June 30, 1994 and 1993 of $518,000 and $735,000, respectively. The increase in fiscal 1995 was the result of an excess of funds provided by operating activities of $2,967,000 over funds used in investing activities of $192,000 and financing activities of $2,717,000. Funds provided by operating activities were mainly the result of a decrease in accounts receivable of $4,445,000 as a result of lower sales in the final months of this fiscal period, a decrease in inventories of $2,277,000 due to increased emphasis on purchasing inventory for certain divisions by specific order rather than for stock, as well as anticipated lower demand for goods, and from the sale of marketable trading securities of $1,662,000. These funds were principally offset by the net loss of $2,320,000, an increase in both deferred and prepaid and refundable income taxes of $2,032,000, the purchase of trading securities totaling $620,000 and a decrease in accounts payable and other current liabilities of $1,012,000, which resulted from lower inventory levels. Cash used in investing activities was primarily for the purchase of bonds (securities available for sale) plus additions to property and equipment. Funds used in financing activities were principally for the repayment of bank loans of $2,000,000 and dividends paid for the first and second quarters of the 1995 fiscal year totaling $715,000.

     Through a $20,000,000 credit line with its bank, the Company has short-term borrowing capabilities, and can issue letters of credit for purchase commitments and issue bankers acceptances. Within this line of credit, the Company has available to it up to $10,000,000 of short-term loans and bankers acceptances at either prime or LIBOR rates. All borrowings, with the exception of bankers acceptances, are unsecured. Amounts outstanding under the unsecured short-term line of credit and the bankers acceptance line at June 30, 1995 were $2,500,000 and $1,038,000, respectively. Reference is made to Note F "Credit Facilities," of the Notes to Consolidated Financial Statements on page F-9 of this Form 10-K for additional information about the Company's credit lines.

     There were no material commitments for capital expenditures at June 30, 1995.

     The net decrease in cash and cash equivalents in the fiscal year ended June 30, 1994 was $518,000. The decrease in fiscal 1994 was the result of funds used in operating activities of $3,063,000 in excess of funds provided by investing activities of $1,441,000 and financing activities of $1,104,000. Funds used in operating activities were mainly the result of increases in accounts receivable of $2,992,000, due to heavy shipments in the last month of the fiscal year, and increases in inventories of $2,748,000, primarily a buildup for shipments in the first quarter of the subsequent year. These were principally offset by net earnings of $1,587,000, depreciation and amortization of $360,000 and a decrease in deferred and refundable income taxes. Cash provided by investing activities consisted primarily of a decrease in marketable securities due mainly to maturing bonds of $1,910,000 offset by the purchase of property and equipment of $573,000. Funds provided by financing activities, mainly bank loans of $2,438,000, were offset by dividends paid of $1,350,000.

     The net decrease in cash and cash equivalents in fiscal 1993 of $735,000 was the result of funds used in operating activities of $1,720,000 and investing activities of $751,000 in excess of funds provided by financing activities of $1,736,000. Funds used in operating activities were mainly the result of the net loss of $379,000, due primarily to a $2,000,000 charge for the recall of the Company's Barney(R) line, increases in accounts receivable of $1,844,000, due to heavy shipments in the final month of the fiscal year, increases in inventories of $1,513,000, due to a build up of inventory for a large backlog of orders, a decrease in deferred taxes of $948,000 and the cumulative effect of changes in accounting for income taxes of $750,000. These were offset, in part, by increases in accounts payable and other current liabilities of $2,431,000 and depreciation and amortization of $510,000. Cash used in investing activities represents, mainly, the purchase of property and equipment, and the purchase by the Company, on February 11, 1993, of certain assets of Susan Gail Handbags, Inc. for approximately $400,000. Susan Gail Handbags was an importer of ladies' handbags under the names of "Susan Gail" and "Ellen Tracy(TM)". Funds provided by financing activities were due mainly to bank loans of $3,100,000, offset primarily by dividends paid of $1,339,000.

     The Company has an Employee Stock Ownership Plan ("ESOP"). During fiscal 1994, the Company guaranteed a bank loan to the ESOP in the amount of $1,150,000, the proceeds of which were also used to purchase shares of the Company's Common Stock. At June 30, 1995, the loan balance was $888,000. Reference is made to Note M, "Employee Stock Ownership Plan and Trust," of the Notes to Consolidated Financial Statements on page F-13 of this Form 10-K.

     As of June 30, 1995, 1994 and 1993, working capital was $16,223,000,
$19,128,000 and $18,772,000, respectively. The ratio of current assets to current liabilities for those same periods was 2.6 to 1, 2.5 to 1 and 2.7 to 1, respectively. The changes in the current ratios were primarily due to the level of bank borrowings, which was $3,538,000 at June 30, 1995, $5,538,000 at June 30, 1994 and $3,100,000 at June 30, 1993. The Company's cash, cash equivalents and marketable securities totaled $5,191,000, $5,860,000 and $8,288,000 at June 30, 1995, 1994 and 1993, respectively. The Company believes that funds provided by operations, existing working capital and the Company's current bank lines will be sufficient to meet its anticipated short-term and long-term working capital needs.

Results of Operations

1995 Compared to 1994

     During fiscal 1995, the Company decided to institute a restructuring program as a result of the decline in sales and margins and the increased direct importation by accessory and apparel retailers. This program resulted in a pre-tax restructuring charge of $995,000, representing employee severance and other exit costs in connection with the closure of a warehouse and showroom. In addition, there were costs of $1,761,000, primarily for the write-down to market value of inventory of certain divisions of the Company, as well as costs incurred during the wind-down of operations in those closed facilities.

     Net sales were $73,577,000 in the year ended June 30, 1995 compared to $82,393,000 in the year ended June 30, 1994. The decrease in sales was due primarily to the steep decline in the Company's childrens line and its ladies moderately priced handbag lines, offset partially by an increase in apparel sales.

     Cost of goods sold, as a percentage of sales, increased, in part, due to the markdowns taken by the Company relative to the restructuring and from lower markups achieved in certain divisions. Shipping, selling and administrative expenses decreased due to the decrease in expenses related to the decline in sales volume and measures taken in the restructuring. Interest expense increased during fiscal 1995 compared to fiscal 1994 due to an increase in interest rates and a slightly higher weighted average loan balance outstanding in 1995 compared to 1994.

1994 Compared to 1993

     Net sales increased to $82,393,000 in the year ended June 30, 1994 from $63,520,000 in the year ended June 30, 1993. The increase in sales was due primarily to the shipment of the large backlog of orders for the Barney(R) children's line during the early part of the fiscal year. Orders for this line decreased during the remainder of the year due principally to an over-saturation of the market. An increase in the manufacture and shipment of apparel items in the Premium division also contributed to the increase in sales.

     Cost of goods sold increased proportionately less than the increase in sales. This was due in large part to higher markups achieved through the sale of some of the Company's licensed products. Shipping, selling and administrative expenses increased due to the increase in expenses related to the increase in sales volume, although cost cutting measures have been in effect for fixed expenses. Interest expense increased during fiscal 1994 compared to fiscal 1993 due to the increase in the use of banking facilities to carry larger receivable and inventory levels.

     Other income, almost exclusively from investments, declined due to a reduction in funds available for investment. The increase in net earnings for the fiscal year ended June 30, 1994 was due mainly to the increase in sales volume and somewhat higher markups, offset by increased shipping, selling, administrative and interest expenses.

Impact of Recently Issued Accounting Standards

     In May 1993, the Financial Accounting Standards Boards issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company was required to adopt the provisions of this standard on July 1, 1994. The impact of adoption of this standard was to increase investments classified as "Trading Securities," which totaled $1,045,000 at June 30, 1994, by $3,000 and earnings by $1,800 (net of tax of $1,200). In addition, this standard increased investments classified as "Available-for-Sale Securities," which totaled $4,685,000 at June 30, 1994, by $52,000 and Stockholders' Equity by $31,200 (net of tax of $20,800).

Item 8. Financial Statements and Supplementary Data.

     a) Financial Statements

     The report dated September 15, 1995 of Deloitte & Touche LLP, independent auditors, the consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995 and Notes to Consolidated Financial Statements appear on pages F-7 through F-14 of this Form 10-K.

     b) Supplementary Data

     Selected unaudited quarterly financial data for the fiscal years ended June 30, 1995 and June 30, 1994 is set forth at Note R, "Unaudited Quarterly Financial Data" on page F-14 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.  Executive Compensation.

     The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.   Certain Relationships and Related Transactions.

     The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following financial statements and financial statement schedules are filed as part of this report:

     (1) Financial Statements:

          Independent Auditors' Report

          Consolidated Balance Sheets -- June 30, 1995 and 1994

          Consolidated Statements of Operations -- years ended June 30, 1995, 1994 and 1993

          Consolidated Statements of Stockholders' Equity -- years ended June 30, 1995, 1994 and 1993

          Consolidated Statements of Cash Flows -- years ended June 30, 1995, 1994 and 1993

          Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules:

          Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are either inapplicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

      (3)  Exhibits:

Exhibit No.                                Description
-----------                                -----------

     3(a) Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K, File
                         No. 1-5863, for the fiscal year ended June 30, 1994).

     3(b) By-Laws of the Registrant (incorporated herein by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1991).

     l0(a) Lease dated September 1, 1968 relating to warehouse facilities of the Registrant located in North Bergen, New Jersey (incorporated herein by reference to Exhibit 13(c) of Amendment No. 1 to the Registrant's Registration Statement on Form S-1, Registration
                         No. 2-29970, filed October 1, 1968).

     10(b) Renewal dated March 19, 1986 of Lease dated September 1, 1968 relating to warehouse facilities of the Registrant located in North Bergen, New Jersey (incorporated herein by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K, File
                         No. 1-5863, for the fiscal year ended June 30, 1987).

     10(c) Lease dated January 29, 1987 relating to warehouse facilities of the Registrant located in North Bergen, New Jersey (incorporated herein by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                         1987).

     10(d) Lease dated as of February 11, 1993 with 33 East 33rd Street Realty Associates relating to showroom, warehouse and distribution facilities of the Registrant located in New York, New York (incorporated herein by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1993).

     10(e) Lease dated January 28, 1994 with 330 Realty Company relating to office and showroom facilities located in New York, New York (incorporated herein by reference to
                         Exhibit 10(e) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1994).

     10(f)               Lease dated January 28, 1994 between E.H. Handbag Co.
                         and 330 Realty Company relating to office and showroom facilities located in New York, New York (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File
                         No. 1-5863, for the fiscal year ended June 30, 1993)

     10(g) Incentive Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File
                         No. 1-5863, for the fiscal year ended June 30, 1988).*

     10(h) 1984 Employee Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File
                         No. 1-5863, for the fiscal year ended June 30, 1989).*

     10(i) 1990 Stock Option Plan of the Registrant, as amended (incorporated herein by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K, File
                         No. 1-5863, for the fiscal year ended June 30, 1991).*

     10(j) Stockholders' Agreement dated May 18, 1988 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K, File
                         No. 1-5863, for the fiscal year ended June 30, 1988).

     10(k) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File
                         No. 1-5863, for the fiscal year ended June 30, 1988).*

     10(l) Loan and Security Agreement dated February 15, 1994 between the Jaclyn, Inc. Employee Stock Ownership Plan and Trust and National Westminster Bank, New Jersey (incorporated herein by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K, File
                         No. 1-5863, for the fiscal year ended June 30, 1994).

     10(m) Guaranty dated February 15, 1994 of Empress Handbag Co., Inc., The Bag Factory Shops, Inc., JLN, Inc. and the Registrant in favor of National Westminster Bank, New Jersey (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                         1994).

     10(n) Amendment to Loan and Security Agreement dated August 2, 1994 between the Jaclyn, Inc. Employee Stock Ownership Plan and Trust and National Westminster
                         Bank, New Jersey (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1994).

     10(o) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File
                         No. 1-5863, for the fiscal year ended June 30, 1990).*

     10(p) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Howard Ginsburg (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File
                         No. 1-5863, for the fiscal year ended June 30, 1990).*

     10(q) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Allan Ginsburg (incorporated herein by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File
                         No. 1-5863, for the fiscal year ended June 30, 1990).*

     10(r) Letter Agreements dated February 15, 1994 between the Jaclyn, Inc. Employee Stock Ownership Plan and each of Allan Ginsburg, Robert Chestnov, Howard Ginsburg, Bonnie Sue Levy, Bernice Gailing and Jaclyn Hartstein (incorporated herein by reference to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K, File
                         No. 1-5863, for the fiscal year ended June 30, 1994).

     21                  Subsidiaries of the Registrant.

     27                  Financial Data Schedule.

--------------------
* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1995.

     c) Exhibits.

        Exhibits are listed in response to Item 14(a)3.

     d) Financial Statement Schedules.

        Financial Statement Schedules are listed in response to Item 14(a)2.

JACLYN, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended June 30, 1995, 1994 and 1993 and Independent Auditors' Report

JACLYN, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                                                         Page

INDEPENDENT AUDITORS' REPORT ......................................       F-1

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets ....................................       F-2

   Consolidated Statements of Operations ..........................       F-3

   Consolidated Statements of Changes in Stockholders' Equity .....       F-4

   Consolidated Statements of Cash Flows ..........................       F-5-6

   Notes to Consolidated Financial Statements .....................       F-7-14

SUPPLEMENTAL SCHEDULE

   Valuation and Qualifying Accounts ..............................       F-15

INDEPENDENT AUDITORS' REPORT

Board of Directors
Jaclyn, Inc.
West New York, New Jersey

We have audited the accompanying consolidated balance sheets of Jaclyn, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the consolidated financial statement schedule of Jaclyn Inc. and Subsidiaries listed in item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jaclyn, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note J to the consolidated financial statements, effective July 1, 1993, the Company changed its method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109.

September 15, 1995

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND 1994

ASSETS                                                     1995          1994
                                                       -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents ........................   $   243,000   $   185,000
  Marketable securities ............................          --       5,675,000
  Available for sale securities ....................     4,948,000          --
  Accounts receivable, less allowance for doubtful
    accounts: 1995, $301,000; 1994, $375,000 .......    10,550,000    14,995,000
  Inventories ......................................     7,742,000    10,019,000
  Prepaid expenses and other current assets ........       583,000       697,000
  Deferred income taxes ............................     1,739,000       747,000
  Prepaid and refundable income taxes ..............       596,000          --
                                                       -----------   -----------
        Total current assets .......................    26,401,000    32,318,000
                                                       -----------   -----------
PROPERTY, PLANT AND EQUIPMENT, NET .................     1,614,000     2,114,000
                                                       -----------   -----------
OTHER ASSETS .......................................       394,000       454,000
                                                       -----------   -----------
                                                       $28,409,000   $34,886,000
                                                       ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable - bank .............................   $ 3,538,000   $ 5,538,000
  Accounts payable .................................     3,022,000     4,093,000
  Dividends payable ................................          --         336,000
  Commissions payable ..............................       375,000       237,000
  Accrued payroll and related expenses .............       989,000     1,206,000
  Other current liabilities ........................     2,254,000     1,780,000
                                                       -----------   -----------
        Total current liabilities ..................    10,178,000    13,190,000
                                                       -----------   -----------
GUARANTEED BANK LOAN - ESOP ........................       888,000     1,150,000
OTHER NON-CURRENT LIABILITIES ......................        33,000        31,000
DEFERRED INCOME TAXES ..............................     1,368,000     1,812,000

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1:  authorized,
    1,000,000 shares, issued, none..................          --            --
  Common stock, par value $1:  authorized,
    5,000,000 shares ...............................     3,369,000     3,366,000
  Additional paid-in capital .......................    12,117,000    12,094,000
  Retained earnings ................................     8,341,000    11,376,000
                                                       -----------   -----------
                                                        23,827,000    26,836,000
  Less:
    Treasury stock at cost .........................     7,011,000     6,983,000
    Guaranteed bank loan - ESOP ....................       888,000     1,150,000

  Add:
    Unrealized gain on available for sale
      securities ...................................        14,000          --
                                                       -----------   -----------
          Total stockholders' equity ...............    15,942,000    18,703,000
                                                       -----------   -----------
                                                       $28,409,000   $34,886,000
                                                       ===========   ===========

   The accompanying notes are an integral part of these financial statements.

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993



                                                                      1995               1994              1993
                                                                   -----------       -----------       -----------
REVENUES:
  Net sales ...............................................        $73,577,000       $82,393,000       $63,520,000
  Other income, net .......................................            317,000           422,000           454,000
                                                                   -----------       -----------       -----------
                                                                    73,894,000        82,815,000        63,974,000
                                                                   -----------       -----------       -----------
COSTS AND EXPENSES:
  Cost of goods sold ......................................         58,639,000        58,298,000        48,044,000
  Shipping, selling and administrative expenses ...........         17,834,000        21,741,000        15,786,000
  Interest expense ........................................            309,000           224,000            59,000
  Restructuring costs .....................................            995,000              --                --
  Cost of product recall ..................................               --                --           2,000,000
                                                                   -----------       -----------       -----------
                                                                    77,777,000        80,263,000        65,889,000
                                                                   -----------       -----------       -----------
(LOSS) EARNINGS BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES .............................         (3,883,000)        2,552,000        (1,915,000)

(BENEFIT) PROVISION FOR INCOME TAXES ......................         (1,563,000)          965,000          (786,000)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES .............................               --                --            (750,000)
                                                                   -----------       -----------       -----------
NET (LOSS) EARNINGS .......................................        $(2,320,000)      $ 1,587,000       $  (379,000)
                                                                   ===========       ===========       ===========
(LOSS) EARNINGS PER COMMON SHARE
  BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING FOR INCOME TAXES ..........................              $(.86)             $.59             $(.42)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES .............................               --                --                 .28
                                                                   -----------       -----------       -----------
(LOSS) EARNINGS PER COMMON SHARE ..........................              $(.86)             $.59             $(.14)
                                                                   ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                       Unrealized
                                                                       Gain (Loss)
                                      Common Stock         Additional   Available                 Treasury Stock        Guaranteed
                                  ---------------------      Paid-in    for sale     Retained    ------------------      Bank Loan-
                                    Shares       Amount      Capital   Securities    Earnings    Shares      Amount        ESOP
                                  ---------    ----------  ----------- ----------  -----------   -------   ----------   ----------
BALANCE, JUNE 30, 1992 .........  3,306,728   $3,307,000   $11,644,000             $12,857,000   629,560   $6,465,000   $     --

Net loss, year ended
  June 30, 1993 ................       --           --            --                  (379,000)     --           --           --
Exercise of stock options ......     50,928       51,000       393,000                    --        --           --           --
Dividends:
  Cash, $.50 per share .........       --           --            --                (1,339,000)     --           --           --
Acquisition of treasury stock ..       --           --            --                      --      41,383      469,000         --
                                  ---------    ----------  -----------   -------   -----------   -------   ----------   ----------

BALANCE, JUNE 30, 1993 .........  3,357,656    3,358,000    12,037,000              11,139,000   670,943    6,934,000         --

Net earnings, year ended
  June 30, 1994 ................       --           --            --                 1,587,000      --           --           --
Exercise of stock options ......      7,862        8,000        57,000                    --        --           --           --
Dividends:
  Cash, $.50 per share .........       --           --            --                (1,350,000)
Acquisition of treasury stock ..       --           --            --                      --       4,230       49,000         --
Guaranteed bank loan - ESOP ....       --           --            --                      --        --           --      1,150,000
                                  ---------    ----------  -----------   -------   -----------   -------   ----------   ----------

BALANCE, JUNE 30, 1994 .........  3,365,518    3,366,000    12,094,000              11,376,000   675,173    6,983,000    1,150,000

Unrealized gain on
  available for sale
  securities at July 1, 1994 ...       --           --            --      33,000          --        --           --           --
Unrealized loss on
  securities available
  for sale .....................                                         (19,000)
Net loss, year ended
  June 30, 1995 ................       --           --            --                (2,320,000)
Exercise of stock options ......      3,215        3,000        23,000
Dividends:
  Cash, $.25 per share .........       --           --            --                  (715,000)
Acquisition of treasury stock ..       --           --            --        --            --       2,155       28,000
ESOP loan repayment ............       --           --            --        --            --        --           --       (262,000)
                                  ---------    ----------  -----------   -------   -----------   -------   ----------   ----------
BALANCE, JUNE 30, 1995 .........  3,368,733    $3,369,000  $12,117,000   $14,000   $ 8,341,000   677,328   $7,011,000   $  888,000
                                  =========    ==========  ===========   =======   ===========   =======   ==========   ==========

The accompanying notes are an integral part of these financial statements.

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993



                                                               1995              1994               1993
                                                           -----------       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings .................................    $(2,320,000)      $ 1,587,000        $  (379,000)
  Adjustments to reconcile net (loss) earnings to net
    cash provided by (used in) operating activities:
    Depreciation and amortization .....................        430,000           360,000           510,000
    Deferred income taxes .............................     (1,436,000)          122,000          (948,000)
    Gain from termination of capital lease ............           --                --            (109,000)
    Cumulative effect of changes in accounting for
      income taxes ....................................           --                --            (750,000)
    Gain on sale of equipment .........................        (30,000)          (19,000)          (11,000)
  Changes in assets and liabilities:
    Sales of trading securities .......................      1,662,000              --                --
    Purchases of trading securities ...................       (620,000)             --                --
    Decrease (increase) in accounts receivable ........      4,445,000        (2,992,000)       (1,844,000)
    Decrease (increase) in inventories ................      2,277,000        (2,748,000)       (1,513,000)
    Decrease in prepaid expenses and other
      current assets ..................................        114,000            23,000            59,000
    (Increase) in prepaid and refundable
      income taxes ....................................       (596,000)             --                --
    Decrease in deferred income taxes .................           --             538,000           543,000
    Decrease in security deposits and other assets ....         53,000           154,000           291,000
    (Decrease) increase in accounts
      payable and other current liabilities ...........     (1,012,000)          (88,000)        2,431,000
                                                           -----------       -----------        -----------
           Net cash provided by (used in)
             operating activities .....................      2,967,000        (3,063,000)       (1,720,000)
                                                           -----------       -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment .................       (288,000)         (573,000)         (550,000)
  Proceeds from sale of property and equipment ........        388,000           104,000           132,000
  Acquisitions of net assets ..........................           --                --            (400,000)
  Sales of marketable securities ......................           --           1,910,000            67,000
  Purchases of securities available for sale ..........     (1,247,000)             --                --
  Sales of securities available for sale ..............        955,000              --                --
                                                           -----------       -----------        -----------
           Net cash (used in) provided by
             investing activities .....................       (192,000)        1,441,000          (751,000)
                                                           -----------       -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid ......................................       (715,000)       (1,350,000)       (1,339,000)
  Exercise of stock options ...........................         26,000            65,000           444,000
  Acquisition of treasury stock .......................        (28,000)          (49,000)         (469,000)
  (Decrease) increase in notes payable - bank .........     (2,000,000)        2,438,000         3,100,000
                                                           -----------       -----------        -----------
           Net cash (used in) provided by
             financing activities .....................     (2,717,000)        1,104,000         1,736,000
                                                           -----------       -----------        -----------


The accompanying notes are an integral part of these financial statements.
                                                                   (Continued)

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993



                                                               1995              1994               1993
                                                           -----------       -----------        -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ................................        $    58,000       $  (518,000)       $ (735,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD .............................            185,000           703,000         1,438,000
                                                           -----------       -----------        ----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD ...................................        $   243,000       $   185,000        $  703,000
                                                           ===========       ===========        ==========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
    Cash paid during the year for:
      Interest ....................................        $   309,000       $   224,000        $   57,000
                                                           ===========       ===========        ==========
      Income taxes ................................        $   543,000       $   885,000        $  242,000
                                                           ===========       ===========        ==========
NONCASH ITEMS:
  Unrealized gain on available for
    sale securities ...............................        $    14,000       $      --          $     --
                                                           ===========       ===========        ==========


The accompanying notes are an integral part of these financial statements.
                                                                   (Concluded)

JACLYN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Jaclyn, Inc. and its subsidiaries (the "Company") are engaged in the design, manufacture, marketing, and sale of handbags, accessories, apparel and related products.

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the presentation used in 1995.

Effective July 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Investments in Debt and Equity Securities," (SFAS 115) the effect of which is not considered material in relation to the financial statements. All securities classified as trading are recorded at fair market value and the resulting unrealized gain (loss), net of applicable taxes, is recorded in the Consolidated Statement of Operations. All securities classified as available for sale are recorded at fair market value and the resulting unrealized gain (loss) is recorded as a component of Stockholder's Equity.

Prior to the adoption of SFAS 115, marketable equity securities and other securities classified as current are carried at the lower of aggregate cost or market. The cost of securities sold is determined on the specific identification method.

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, plant and equipment are stated at cost. The Company provides for depreciation and amortization on the straight-line method based on the shorter of the estimated useful lives or lease period of the respective depreciable or amortizable assets.

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight line basis over the expected period to be benefited of 5 to 20 years. Management periodically evaluates the recoverability of goodwill based upon current and projected operations.

Cash in excess of daily requirements is invested in certificates of deposits and money market funds with maturities of three months or less. Such investments are deemed to be cash equivalents.

Certain reclassifications were made to prior year balances to reflect current year presentation.

NOTE B -- SECURITIES
                                                        1995           1994
                                                     ----------     ----------
Trading securities:
   Market: $1,045,000 at June 30, 1994 ..........    $     --       $1,042,000

Securities available for sale :
  Cost: $4,925,000 at June 30, 1995; and
    Market:  $4,685,000 at June 30, 1994 ........     4,948,000      4,633,000
                                                     ----------     ----------
                                                     $4,948,000     $5,675,000
                                                     ==========     ==========


At June 30, 1995 and 1994, securities had unrealized gains of $23,000 and $104,000, respectively, and unrealized losses of $-0- and $40,000, respectively.

The net realized gain on the sale of securities, which is included in other income, net in the Consolidated Statement of Operations, is $13,000, $28,000 and $7,000 for the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

NOTE C -- INVENTORIES

Inventories consist of:

                                                  1995           1994
                                              ----------     -----------
    Raw materials .....................       $1,829,000     $ 1,969,000
    Work in process ...................        1,065,000       2,127,000
    Finished goods ....................        4,848,000       5,923,000
                                              ----------     -----------
                                              $7,742,000     $10,019,000
                                              ==========     ===========



NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                 1995           1994
                                              ----------     ----------
    Land .............................        $  182,000     $  182,000
    Buildings ........................         1,311,000      1,311,000
    Machinery and equipment ..........         1,227,000      1,923,000
    Furniture and fixtures ...........           357,000        506,000
    Leasehold improvements ...........           633,000      1,116,000
    Automobiles and trucks ...........            82,000        436,000
                                              ----------     ----------
                                               3,792,000      5,474,000
    Less accumulated depreciation
      and amortization ...............         2,178,000      3,360,000
                                              ----------     ----------
                                              $1,614,000     $2,114,000
                                              ==========     ==========


NOTE E -- LEASES AND COMMITMENTS

The Company leases office, warehouse and retail sales facilities under non-cancelable leases that expire in various years through the year 2000. The leased warehouse is owned by an entity controlled by certain officers and stockholders of the Company. The Company paid $250,300 for each of the years ended June 30, 1995, 1994 and 1993. This lease agreement extends through June 30, 1996 and will not be renewed due to the fiscal 1995 corporate restructuring (see Note P). The Company also leases other facilities from unrelated parties at minimum annual rentals, plus real estate taxes and certain other expenses.

Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more are as follows:

                                                Showroom,
                                               Assembling
                      Year Ended            and Distribution
                       June 30,                Facilities
                      ----------            ----------------
             1996 .....................        $  685,000
             1997 .....................           351,000
             1998 .....................           142,000
             1999 .....................            24,000
             2000 .....................            14,000

Rental expense, including real estate taxes, for all operating leases, totaled $1,062,000, $1,046,000 and $973,000 for 1995, 1994 and 1993, respectively.

NOTE F -- CREDIT FACILITIES

The Company has a line of credit with a bank to issue short-term loans, letters of credit and bankers acceptances amounting to $20,000,000. At June 30, 1995 and 1994, the Company was contingently obligated on open letters of credit for approximately $7,567,000 and $7,483,000, respectively. Within the $20,000,000 credit line, the Company can borrow up to $10,000,000 on an unsecured short-term line of credit and a banker's acceptance line. Borrowings on the unsecured short-term line of credit were $2,500,000 and $3,200,000 as of June 30, 1995 and 1994, respectively. Borrowings on the bankers acceptance line were $1,038,000 and $2,338,000 as of June 30, 1995 and 1994, respectively. These loans were at the bank's prime rate or below. During fiscal 1995, the average amount outstanding under the short-term line was $4,541,000 with a weighted average interest rate thereon of 7.2%. During 1994, the average amount outstanding under the short-term line was $3,508,000 with a weighted average interest rate thereon of 5.7%. The maximum amount outstanding during fiscal 1995 and fiscal 1994 was $6,931,000 and $7,988,000, respectively.

NOTE G -- STOCK OPTIONS

During the year ended June 30, 1985, an Incentive Stock Option Plan permitting the granting of options to purchase up to 125,000 shares of common stock (subsequently adjusted for stock dividends and a 4-for-3 stock split) was approved. Under the Plan, the option price cannot be less than the fair market value of the stock as of the date of the granting of the option and 110% of the fair market value for certain management employees. Options, which may be granted to August 1994, are exercisable as determined by the Board of Directors.

Effective for the year ended June 30, 1988, the incentive stock option plans were amended, permitting the granting of an additional 250,000 shares (subsequently adjusted for stock dividends).

During the year ended June 30, 1991 an Incentive Stock Option Plan permitting the granting of options to purchase up to 250,000 shares of common stock was approved. Under the Plan, the option price cannot be less than the fair market value of the stock as of the date of the granting of the option and 110% of the fair market value for certain management employees. Options, which may be granted to December 2000, are exercisable as determined by the Board of Directors.

At June 30, 1995, 37,583 shares of common stock were reserved in connection with the above plans. Changes under the plans for each of the three years in the period ended June 30, 1995, are as follows:

                                           1995           1994          1993
                                          ------         ------        ------
Shares under option,
  beginning of year .............        152,021         52,338       122,023
Granted .........................         25,000        107,545          --
Cancelled .......................        (19,221)          --         (18,757)
Exercised .......................         (3,215)        (7,862)      (50,928)
                                         -------        -------       -------
Shares under option,
  end of year ...................        154,585        152,021        52,338
                                         =======        =======       =======
Shares exercisable,
  end of year ...................        129,585        152,021        52,338
                                         =======        =======       =======
Option prices of
  shares exercisable ............     $4.13-13.61    $6.38-13.61    $6.38-11.34
                                      ===========    ===========    ===========

Non-qualified stock options previously granted to certain affiliated individuals were at the fair market value at the date of grant.

                                                    1995     1994       1993
                                                   -----     -----     ------
Outstanding and exercisable,
  beginning of year ............................     --      5,200     16,446
Granted ........................................     --        --        --
Exercised ......................................     --        --        --
Expired ........................................     --     (5,200)   (11,246)
                                                   -----     -----     ------
Outstanding and exercisable,
  end of year ..................................     --        --       5,200
                                                   =====     =====     ======

NOTE H -- PREFERRED STOCK

The Board of Directors of the Company has authority (without action by the stockholders) to issue the authorized and unissued preferred stock in one or more series and, within certain limitations, to determine the voting rights, preference as to dividends and in liquidation, conversion and other rights of each such series. No shares of preferred stock have been issued.

NOTE I -- (LOSS) EARNINGS PER SHARE

(Loss) earnings per share of common stock is computed by dividing net (loss) earnings by the weighted average number of common shares outstanding during each year. The assumed exercise of stock options has not been included in the calculation as the effect is not material. The weighted average common shares outstanding used to calculate (loss) earnings per share were 2,691,352, 2,688,555 and 2,675,815, for the fiscal years 1995, 1994 and 1993, respectively.

NOTE J -- INCOME TAXES

Effective July 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company elected to reflect the adoption of SFAS No. 109 as a cumulative effect of a change in accounting principle; accordingly, the Company recorded a credit of $750,000 during the first quarter of the fiscal year ended June 30, 1993.

                                        1995           1994        1993
                                    -----------      --------    ---------
Current:
  Federal .......................   $  (308,000)     $625,000    $   --
  State and local ...............        33,000       133,000       41,000
  Foreign .......................       148,000        85,000      121,000
                                    -----------      --------    ---------
                                       (127,000)      843,000      162,000
Deferred:
  Federal and state .............    (1,436,000)      122,000     (948,000)
                                    -----------      --------    ---------
Provision (benefit) .............   $(1,563,000)     $965,000    $(786,000)
                                    ===========      ========    =========

A reconciliation between the provision for income taxes computed by applying the federal statutory rate to (loss) income before income taxes and the actual (benefit) provision for income taxes is as follows:

                                             1995         1994         1993
                                             -----        ----         -----
Provision (benefit) for income
  taxes at statutory rate ...............    (34.0)%      34.0%        (34.0)%
State and local income taxes net
  of federal tax benefit ................     (6.3)        3.4           1.4
Tax exempt interest .....................     (2.3)       (4.5)         (7.5)
Other -- reversal of prior tax
  estimates .............................      2.3         4.9           (.9)
                                             -----        ----         -----
Effective tax rate ......................    (40.3)%      37.8%        (41.0)%
                                             =====        ====         =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred tax asset as of June 30, 1995 and 1994 are as follows:


                                                                    June 30,
                                             -----------------------------------------------------
                                                       1995                        1994
                                             ---------------------------   -----------------------
                                               Assets        Liabilities    Assets     Liabilities
                                             ----------      -----------   --------    -----------
Depreciation and amortization .........       $     --       $  437,000    $   --       $  399,000
Leases ................................             --          309,000        --          356,000
Foreign taxes .........................             --          255,000        --          807,000
Inventory .............................         237,000            --       341,000
Bad debt and other reserves ...........         508,000            --       369,000           --
Reserve for sales allowaces ...........         354,000            --          --             --
Reserve for restructuring costs .......         212,000            --          --             --
Reserve for royalties .................         354,000            --          --             --
Other .................................         292,000         367,000      37,000        250,000
                                             ----------      ----------    --------     ----------
                                             $1,739,000      $1,368,000    $747,000     $1,812,000
                                             ==========      ==========    ========     ==========

NOTE K -- EMPLOYEES' PENSION TRUST

The Company and its subsidiaries have a trusteed defined benefit pension plan for certain of their salaried and hourly personnel. The plan provides pension benefits that are based on a fixed amount of compensation per year of service, career average pay or on the employee's compensation during a specified number of years before retirement. The Company's funding policy is to make annual contributions required by the Employee Retirement Income Security Act of 1974.

The net pension expense for 1995, 1994 and 1993 included the following components:


                                                           1995         1994         1993
                                                         --------     --------     --------
Service cost -- benefits earned during the period ..     $144,000     $137,000     $116,000
Interest cost on projected benefit obligation ......      137,000      145,000      167,000
Actual return on assets ............................       (2,000)     (75,000)      68,000
Net amortization and deferral ......................     (204,000)    (146,000)    (315,000)
                                                         --------     --------     --------
Net pension expense ................................     $ 75,000     $ 61,000     $ 36,000
                                                         ========     ========     ========


Assumptions used in determining the net pension charges were:


                                                     1995      1994      1993
                                                     -----     -----     -----
Discount rates .................................     7.25%     7.25%     7.25%
Rates of increase in compensation levels .......     2.50%     2.50%     2.50%
Expected long-term rate of return on assets ....     6.75%     7.25%     7.25%


The following table sets forth the plan's funded status and amount recognized in the Company's balance sheets at June 30, 1995 and 1994:

                                                        1995            1994
                                                     ----------      ----------
Actuarial present value of benefit obligations:
  Vested benefit obligation .....................    $1,541,000      $1,741,000
                                                     ==========      ==========
  Accumulated benefit obligation ................    $1,612,000      $1,788,000
                                                     ==========      ==========
  Plan assets at fair value .....................    $2,258,000      $2,591,000
  Less projected benefit obligation .............     1,911,000       2,237,000
                                                     ----------      ----------
  Plan assets in excess of projected
    benefit obligation ..........................       347,000         354,000
  Unrecognized prior service cost ...............         6,000           7,000
  Unrecognized net (gain) loss ..................        28,000         (56,000)
  Unrecognized net asset ........................      (360,000)       (399,000)
                                                     ----------      ----------
  Prepaid (accrued) pension costs ...............    $   21,000      $  (94,000)
                                                     ==========      ==========

Plan assets at both June 30, 1995 and June 30, 1994, were primarily U.S. Government securities and high-grade corporate notes. Also included in plan assets at those dates were 22,654 shares of the common stock of the Company with a market value of $125,000, and $286,000, respectively.

NOTE L -- SALES TO MAJOR CUSTOMERS

During the year ended June 30, 1995, 1994 and 1993, revenues derived from sales to one customer were 15%, 18% and 10%, respectively. Sales to a second customer were 13%, 6% and 3%, respectively, and to a third customer were 8%, 5% and 3%, respectively.

NOTE M -- EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company established a non contributory Employee Stock Ownership Plan (the "ESOP") and Trust, for its employees who are not covered by a collective bargaining agreement.

On February 15, 1994 the ESOP authorized the Trust to borrow $1,150,000 from a bank, which is guaranteed by the Company. The debt bears interest at the prime rate and is payable in a minimum of ten annual installments. The proceeds, together with the Company's contribution of $100,000 for the fiscal year ended June 30, 1994, representing interest and other costs, were used to purchase 90,000 shares of common stock at $13.125 (the market price on February 14, 1994) from members of the control group representing officers and shareholders of the Company. As of June 30, 1995, the guaranteed ESOP bank loan was approximately $888,000.

Contributions to the ESOP are at the discretion of the Company's Board of Directors. During fiscal 1995, the Company contributed appoximately $315,000 to the ESOP. ESOP expense was approximately $250,000 for the year ended June 30, 1995, which includes $182,000 of compensation expense and 68,000 of interest expense. Compensation expense related to the plan is based upon the number of shares allocated to participants in the current year. No ESOP expense was incurred for the year June 30, 1994.

Vesting occurs after five years of service. However, if the ESOP is deemed "top-heavy", vesting will occur at the rate of 20% per year after the completion of the second year of service.

NOTE N -- ACQUISITION

On February 11, 1993, the Company purchased certain assets of Susan Gail Handbag Co. Inc. ("Susan Gail"). Susan Gail is an importer and distributor of better designer handbags. The results of operations of Susan Gail, subsequent to the acquisition date, are included in the consolidated statements of operations. The purchase price approximated $400,000. The acquisition is accounted for under the purchase method of accounting.

The pro forma effect of this acquisition on results of operations for the year ended June 30, 1993 is not material.

NOTE O -- COST OF PRODUCT RECALL

On March 25, 1993, the Company announced the voluntary recall of certain products, manufactured under the name Barney(R), due to manufacturer's defects. During the fiscal quarter ended March 31, 1993, a $2,000,000 pre-tax charge against earnings was recorded in connection with the recall.

NOTE P -- CORPORATE RESTRUCTURING

During fiscal 1995, the Company instituted a corporate-wide restructuring program as a result of experiencing declines in sales and margins, and due to increased direct importation by accessory and apparel retailers. This program, which was completed by June 30, 1995, resulted in a pre-tax restructuring charge of $995,000 representing employee severance and other exit costs in connection with the closure of a warehouse and showroom. Additional costs of $1,761,000 were incurred primarily for the write-down of inventory to market value relating to certain of the Company's divisions, as well as for costs incurred during the wind-down of operations in those closed facilities.

NOTE Q -- FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, accounts and notes payable, accrued expenses and other non-current liabilities are reflected at carrying value on the balance sheet. The estimated fair value of the ESOP is reflected on the balance sheet. Securities are recorded at fair value, which is based principally on quoted market prices.

NOTE R -- UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data, in thousands of dollars except for per share amounts, for the fiscal years ended June 30, 1995 and 1994, are as follows:



                                                        Three Months Ended
                                      -------------------------------------------------------
                                      June 30,       March 31,    December 31,  September 30,
                                        1995           1995           1994          1994
                                      -------         -------     ------------  -------------
Revenue:
  Net sales ......................    $16,935         $17,289       $15,552       $23,801
  Other income ...................         80              80            54           103
                                      -------         -------       -------       -------
                                      $17,015         $17,369       $15,606       $23,904
                                      =======         =======       =======       =======
Gross profit .....................    $ 2,691         $ 4,818       $ 2,413       $ 5,016
                                      =======         =======       =======       =======
Net (loss) earnings ..............    $  (720)(3)     $   (26)(2)   $(1,957)(1)   $   383
                                      =======         =======       =======       =======
(Loss) earnings per common share..    $  (.28)        $  (.01)      $  (.73)      $   .16
                                      =======         =======       =======       =======



                                                        Three Months Ended
                                      -------------------------------------------------------
                                      June 30,       March 31,    December 31,  September 30,
                                        1994           1994           1993          1993
                                      -------         -------     ------------  -------------
Revenue:
  Net sales ......................    $19,790         $15,766       $18,629       $28,208
  Other income ...................         91             108           116           107
                                      -------         -------       -------       -------
                                      $19,881         $15,874       $18,745       $28,315
                                      =======         =======       =======       =======
Gross profit .....................    $ 6,009         $ 4,272       $ 5,111       $ 8,703
                                      =======         =======       =======       =======
Net earnings .....................    $    64         $   148       $   297       $ 1,078
                                      =======         =======       =======       =======
Earnings per common share ........    $   .02         $   .06       $   .11       $   .40
                                      =======         =======       =======       =======

-----------------

(1) Includes a pre-tax restructuring charge of $995 and expenses of $525, primarily for the write-down of inventory in connection with the restructuring.

(2) Includes pre-tax costs of $390 related to the restructuring representing additional costs in connection with the wind-down of operations of the facilities closed.

(3) Includes pre-tax costs of $846 related to the restructuring representing additional costs in connection with the wind-down of operations of the facilities closed.

JACLYN, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




      Column A                              Column B             Column C           Column D    Column E
      --------                              --------     -----------------------    --------    --------
                                                                 Additions
                                                         -----------------------
                                                         (Credited)
                                              Balance    Charged to    Charged to                 Balance
                                           at Beginning   Costs and      Other      Deductions    at End
    Description                             of Period      Expenses    Accounts(1)      (2)      of Period
    -----------                            -----------   ---------    -----------  ----------   ---------

Allowance for doubtful accounts:
Year ended June 30, 1995 ................   $375,000     $(114,000)     $79,000     $ 39,000     $301,000
                                            ========     =========      =======     ========     ========
Year ended June 30, 1994 ................   $298,000     $ 202,000      $56,000     $181,000     $375,000
                                            ========     =========      =======     ========     ========
Year ended June 30, 1993 ................   $225,000     $ 121,000      $52,000     $100,000     $298,000
                                            ========     =========      =======     ========     ========

----------------

(1)  Collection accounts previously written off.
(2)  Doubtful accounts written off.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              JACLYN, INC.

                                              By:   /s/  ALLAN GINSBURG
                                                 ------------------------------
September 27, 1995                                       Allan Ginsburg,
                                                        Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



  /s/ ALLAN GINSBURG             Chairman of the Board        September 27, 1995
-----------------------------      and Director
      Allan Ginsburg


  /s/ ROBERT CHESTNOV            President, Principal         September 27, 1995
-----------------------------      Executive Officer and
      Robert Chestnov              Director


  /s/ ANTHONY C. CHRISTON        Chief Financial Officer,     September 27, 1995
--------------------------         Principal Financial and
      Anthony C. Christon          Accounting Officer


  /s/ ABE GINSBURG               Director                     September 27, 1995
--------------------------
      Abe Ginsburg


  /s/ HOWARD GINSBURG            Director                     September 27, 1995
--------------------------
      Howard Ginsburg


  /s/ MARTIN BRODY               Director                     September 27, 1995
--------------------------
      Martin Brody

      ====================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------






                                    EXHIBITS

                                       to

                           ANNUAL REPORT ON FORM 10-K
                              FOR THE FISCAL YEAR
                              ENDED JUNE 30, 1995






                    ----------------------------------------




                                  JACLYN, INC.





      ====================================================================

                                 EXHIBIT INDEX

 Exhibit No.                     Description                                Page
 ----------                      -----------                                ----

     3(a) Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1994).

     3(b) By-Laws of the Registrant (incorporated herein by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1991).

     10(a) Lease dated September 1, 1968 relating to warehouse facilities of the Registrant located in North Bergen, New Jersey (incorporated herein by reference to Exhibit 13(c) of Amendment No. 1 to the Registrant's Registration Statement on Form S-1, Registration No. 2-29970, filed October 1,
                         1968).

     10(b) Renewal dated March 19, 1986 of Lease dated September 1, 1968 relating to warehouse facilities of the Registrant located in North Bergen, New Jersey (incorporated herein by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1987).

     10(c) Lease dated January 29, 1987 relating to warehouse facilities of the Registrant located in North Bergen, New Jersey (incorporated herein by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,1987).

     10(d) Lease dated as of February 11, 1993 with 33 East 33rd Street Realty Associates relating to showroom, warehouse and distribution facilities of the Registrant located in New York, New York (incorporated herein by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1993).

     10(e) Lease dated January 28, 1994 with 330 Realty Company relating to office and showroom facilities located in New York, New York (incorporated herein by reference to 10(e) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1994).

     10(f) Lease dated January 28, 1994 between E.H. Handbag Co. and 330 Realty Company relating to office and showroom facilities located in New York, New York (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1994).

 Exhibit No.                     Description                                Page
 ----------                      -----------                                ----


     10(g) Incentive Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

     10(h) 1984 Employee Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1989).*

     10(i) 1990 Stock Option Plan of the Registrant, as amended (incorporated herein by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1991).*

     10(j) Stockholders' Agreement dated May 18, 1988 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).

     10(k) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

     10(l) Loan and Security Agreement dated February 15, 1994 between the Jaclyn, Inc. Employee Stock Ownership Plan and Trust and National Westminster Bank, New Jersey (incorporated herein by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1994).

     10(m) Guaranty dated February 15, 1994 of Empress Handbag Co., Inc., The Bag Factory Shops, Inc., JLN, Inc. and the Registrant in favor of National Westminster Bank, New Jersey (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1994).

     10(n) Amendment to Loan and Security Agreement dated August 2, 1994 between the Jaclyn, Inc. Employee Stock Ownership Plan and Trust and National Westminster Bank, New Jersey (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1994).

 Exhibit No.                     Description                                Page
 ----------                      -----------                                ----

     10(o) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

     10(p) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Howard Ginsburg (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

     10(q) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Allan Ginsburg (incorporated herein by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

     10(r) Letter Agreements dated February 15, 1994 between the Jaclyn, Inc. Employee Stock Ownership Plan and each of Allan Ginsburg, Robert Chestnov, Howard Ginsburg, Bonnie Sue Levy, Bernice Gailing and Jaclyn Hartstein (incorporated herein by reference to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1994).

     21                  Subsidiaries of the Registrant.

     27                  Financial Data Schedule.

-----------------------
* Management contract or compensatory plan or arrangement.