Form 10-Q
period 1995-09-30
JACLYN INC
filed 1995-11-14
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

     Commission File Number 1-5863


                                  JACLYN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                            22-1432053
    -------------------------------             -------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)


                635 59th Street, West New York, New Jersey 07093
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 868-9400
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


                                      NONE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at November 1, 1995
------------------------------------           -------------------------------
Common Stock, par value $1 per share                    2,691,405

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                   Page No.
                                                                                                   --------
Part I.  Financial Information:


Item 1
         Condensed Consolidated Balance Sheets -
              September 30, 1995 (unaudited) and June 30, 1995 (derived from audited financial
              statements) .........................................................................   3

         Condensed Consolidated Statements of Earnings -
              Three Months Ended September 30, 1995 and 1994 (unaudited) ..........................   4

         Condensed Consolidated Statements of Cash Flows - Three Months
              Ended September 30, 1995 and 1994 (unaudited) .......................................   5

         Notes to Condensed Consolidated Financial Statements .....................................   6


Item 2
         Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................................................   7



Part II.  Other Information:


Item 6
         Exhibits and reports on Form 8-K .........................................................   8

         Signatures ...............................................................................   8

                                      -2-


                          PART 1. FINANCIAL INFORMATION
                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                       September 30,  June 30,
                                                            1995        1995
                                                        (Unaudited)  (See below)
                                                       ------------- -----------
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents .........................      $  2,366    $    243
                                                         --------    --------
Securities available for sale .....................         4,912       4,948
                                                         --------    --------
Accounts receivable, net ..........................         9,323      10,550
                                                         --------    --------
Inventories:
  Raw materials ...................................         1,376       1,829
  Work in process .................................           690       1,065
  Finished goods ..................................         3,709       4,848
                                                         --------    --------
                                                            5,775       7,742
                                                         --------    --------
Prepaid expenses and other assets .................         2,625       2,918
                                                         --------    --------
TOTAL CURRENT ASSETS ..............................        25,001      26,401
PROPERTY, PLANT AND EQUIPMENT, net ................         1,565       1,614
OTHER ASSETS ......................................           402         394
                                                         --------    --------
  TOTAL ASSETS ....................................      $ 26,968    $ 28,409
                                                         ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable--bank .............................      $  2,936     $ 3,538
  Accounts payable ................................         1,645       3,022
  Other current liabilities .......................         3,907       3,618
                                                         --------    --------
TOTAL CURRENT LIABILITIES .........................         8,488      10,178
                                                         --------    --------
GUARANTEED BANK LOAN--ESOP .......................            888         888
                                                         --------    --------
OTHER NON-CURRENT LIABILITIES .....................            32          33
                                                         --------    --------
DEFERRED TAXES ON INCOME ..........................         1,373       1,368
                                                         --------    --------
COMMITMENTS
STOCKHOLDERS' EQUITY
  Common stock ....................................         3,369       3,369
  Additional paid-in capital ......................        12,117      12,117
  Retained earnings ...............................         8,543       8,341
                                                         --------    --------
                                                           24,029      23,827
  Less:  Common shares in treasury at cost ........         7,011       7,011
         Guaranteed bank loan--ESOP ...............           888         888
         Unrealized (gain) on securities
           available for sale .....................           (57)        (14)
                                                         --------    --------
TOTAL STOCKHOLDERS' EQUITY ........................        16,187      15,942
                                                         --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........      $ 26,968    $ 28,409
                                                         ========    ========


     The June 30, 1995 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                           Three Months Ended
                                                              September 30,
                                                           1995          1994
                                                        ----------    ----------
Revenues:
  Net Sales ........................................    $   17,838    $   23,801
  Other Income .....................................            82           103
                                                        ----------    ----------
                                                            17,920        23,904
                                                        ----------    ----------
  Cost of Goods Sold ...............................        13,338        18,785
  Shipping, Selling and Administrative Expenses ....         4,124         4,491
  Interest Expense .................................            66            85
                                                        ----------    ----------
                                                            17,528        23,361
                                                        ----------    ----------
Earnings before income taxes .......................           392           543
Provision for income taxes .........................           156           160
                                                        ----------    ----------
Net Earnings .......................................    $      236    $      383
                                                        ==========    ==========
Average number of shares outstanding ...............     2,691,405     2,691,198
                                                        ==========    ==========
PER SHARE DATA:
Earnings per common share ..........................    $     0.09    $     0.14
                                                        ----------    ----------
Cash dividends per common share ....................    $     --      $    0.125
                                                        ==========    ==========

           See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)
                                                              Three Months Ended
                                                                September 30,
                                                               1995       1994
                                                             -------    -------
Cash Flows From Operating Activities:
Net Earnings .............................................   $   236    $   383
Adjustments to reconcile net income to net cash
  provided by/(used in) operating activities:
Depreciation and amortization ............................        76        139
Deferred income tax ......................................         5         18
Unrealized loss (gain) from marketable securities ........         9        (37)
Changes in assets and liabilities:
   Net purchases of marketable securities--
     at cost--Trading ....................................      --          (60)
   Decrease (Increase) in accounts receivable ............     1,227     (1,136)
   Decrease in inventories ...............................     1,967      1,352
   Decrease in prepaid expenses and other current assets .       146         56
   Decrease in prepaid and refundable income taxes .......       147        164
   (Increase) Decrease in security deposits
     and other assets ....................................       (10)         8
   Decrease in accounts payable and other current
     liabilities .........................................    (1,088)      (626)
                                                             -------    -------
 Net cash provided by operating activities ...............     2,715        261
                                                             -------    -------

Cash Flows From Investing Activities:
   Additions to property and equipment ...................       (26)       (49)
   Proceeds from sale of property ........................         1         28
   Maturities of  marketable securities--at cost--
     available for sale ..................................        36        699
                                                             -------    -------
Net cash provided by investing activities ................        11        678
                                                             -------    -------

Cash Flows From Financing Activities:
   Dividends paid ........................................      --         (336)
   Exercise of stock options .............................      --           27
   Acquisition of treasury stock .........................      --          (28)
   Decrease in loans payable--bank .......................      (603)       (37)
   Increase in security deposits payable .................      --            3
                                                             -------    -------
Net cash (used in) financing activities ..................      (603)      (371)
                                                             -------    -------
Net Increase in Cash and Cash Equivalents ................     2,123        568
Cash and Cash Equivalents, beginning of period ...........       243        185
                                                             -------    -------
Cash and Cash Equivalents, end of period .................   $ 2,366    $   753
                                                             =======    =======

           See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders. The results of operations for the period ended September 30, 1995 are not necessarily indicative of operating results for the full fiscal year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased during the three month period ended September 30, 1995 to $2,366,000 from $243,000 at June 30, 1995.
The increase this period was due to an increase in funds provided by operating activities of $2,715,000, primarily from net earnings and a decrease in inventories and accounts receivable, offset by a decrease in accounts payable and other current liabilities. This was offset by funds used in financing activities due to the pay down of short-term bank loans of $603,000. The Company believes that funds provided by operations, existing working capital and the Company's current bank lines will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS

     Net sales were $17,838,000 during the three month period ended September 30, 1995, compared to $23,801,000 in the three month period ended September 30, 1994. The decrease in sales was primarily due to the decline in sales of the Company's children's and moderately priced product lines. Cost of goods sold in proportion to sales was lower this quarter as compared to last year's same quarter due to higher margins achieved as a benefit of the Company's recent restructuring and due to higher department store margins attributable to the impact of a new "pre-sold" inventory program resulting in fewer off-price sales. Shipping, selling and administrative expenses decreased due to a decrease in volume related expenses as well as savings associated with the restructuring, representing a reduction in personnel and the closure of a warehouse and showroom. Other income, primarily from investments, was lower this three month period than last year's due mainly to the adoption on July 1, 1994 of SFAS 115, which added $20,000 to investment income in last year's quarter. The decrease in earnings before income taxes this three month period as compared to the equivalent period of fiscal 1994 was due mainly to the decrease in sales offset by higher margins and lower shipping, selling and administrative expenses. Net earnings for the quarter ended September 30, 1995 were $236,000 compared to net earnings for the same period last year of $383,000.

PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a)  Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended September 30, 1995.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        JACLYN, INC.
                                        -------------------------
                                        (Registrant)



November 10, 1995                       /s/ ROBERT CHESTNOV
                                        -------------------------
                                        Robert Chestnov
                                        President
                                        Chief Executive Officer



November 10, 1995                       /s/ ANTHONY CHRISTON
                                        -------------------------
                                        Anthony Christon
                                        Vice President
                                        Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.          Description                                Page No.
-----------          -----------                                --------
    27          Financial Data Schedule                            10