Form 10-Q
period 1995-12-31
JACLYN INC
filed 1996-02-14
CIK 52969

===============================================================================


                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995
                                               -----------------
                                       OR

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                       ----------   -----------

         Commission File Number 1-5863
                                ------

                                  JACLYN, INC.
              ----------------------------------------------------
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

                                 (201) 868-9400
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at February 1, 1996
------------------------------------          -------------------------------
Common Stock, par value $1 per share                    2,691,405


===============================================================================

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.
                                                                       --------

Part I.  Financial Information:
-------------------------------

Item 1
------

   Condensed Consolidated Balance Sheets --
     December 31, 1995 (unaudited) and June 30, 1995
    (derived from audited financial statements) ..................           3

   Condensed Consolidated Statements of Operations --
     Three Months and Six Months Ended December 31, 1995
     and 1994 (unaudited) ........................................           4

   Condensed Consolidated Statements of Cash Flows -- Six Months
     Ended December 31, 1995 and 1994 (unaudited) ................           5

   Notes to Condensed Consolidated Financial Statements
    (unaudited) ..................................................           6


Item 2
------

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations ..........................           7


Part II.  Other Information:
----------------------------

Item 6
------

   Exhibits and reports on Form 8-K ..............................           8

   Signatures ....................................................           8

                          PART 1. FINANCIAL INFORMATION
                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in Thousands)

                                                               December 31,          June 30,
                                                                   1995                1995
                                                                (Unaudited)         (See Note)
                                                               -------------       -----------
                                     ASSETS
                                     ------
CURRENT ASSETS:

Cash and cash equivalents ...............................        $  926                $   243
                                                                 ------                -------
Securities available for sale ...........................         4,904                  4,948
                                                                 ------                -------
Accounts receivable, net ................................         8,462                 10,550
                                                                 ------                -------

Inventories:
      Raw materials .....................................         1,694                  1,829
      Work in process ...................................           683                  1,065
      Finished goods ....................................         3,765                  4,848
                                                                 ------                -------
                                                                  6,142                  7,742
                                                                 ------                -------
Prepaid expenses and other assets .......................         2,452                  2,918
                                                                 ------                -------

TOTAL CURRENT ASSETS ....................................        22,886                 26,401
PROPERTY, PLANT AND EQUIPMENT, net ......................         1,536                  1,614
OTHER ASSETS ............................................           378                    394
                                                                 ------                -------
     TOTAL ASSETS .......................................       $24,800                $28,409
                                                                =======                =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES:
      Notes payable -- bank .............................        $  350                $ 3,538
      Accounts payable ..................................         2,004                  3,022
      Other current liabilities .........................         3,798                  3,618
                                                                -------                -------
TOTAL CURRENT LIABILITIES ...............................         6,152                 10,178
                                                                -------                -------
GUARANTEED BANK LOAN -- ESOP ............................           704                    888
                                                                -------                -------
OTHER NON-CURRENT LIABILITIES ...........................            37                     33
                                                                -------                -------
DEFERRED INCOME TAXES ...................................         1,410                  1,368
                                                                -------                -------
COMMITMENTS
STOCKHOLDERS' EQUITY
      Common stock ......................................         3,369                  3,369
      Additional paid-in capital ........................        12,117                 12,117
      Retained earnings .................................         8,664                  8,341
                                                                -------                -------
                                                                 24,150                 23,827
      Less:  Common shares in treasury at cost ..........         7,011                  7,011
             Guaranteed bank loan -- ESOP ...............           704                    888
             Unrealized gain on securities available
              for sale ..................................           (62)                   (14)
                                                                -------                -------
TOTAL STOCKHOLDERS' EQUITY ..............................        16,497                 15,942
                                                                -------                -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........       $24,800                $28,409
                                                                =======                =======


NOTE: The June 30, 1995 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                        DECEMBER 31,                            DECEMBER 31,
                                                                 ----------------------------               ----------------------
                                                                 1995                  1994                  1995           1994
                                                                 ----                  ----                  ----           ----
Revenues:
    Net Sales ..........................................        $15,159               $15,552               $32,997        $39,353
    Other Income .......................................             88                    54                   170            157
                                                              ---------             ---------             ---------      ---------
                                                                 15,247                15,606                33,167         39,510
                                                              ---------             ---------             ---------      ---------
Costs and Expenses:
    Cost of Goods Sold ..................................        11,301                13,139                24,639         31,924
    Shipping, Selling and Administrative Expenses .......         3,763                 4,561                 7,888          9,052
    Interest Expense ....................................            39                    77                   105            162
    Restructuring Costs (Note 2) ........................            --                   995                    --            995
                                                              ---------             ---------             ---------      ---------
                                                                 15,103                18,772                32,632         42,133
                                                              ---------             ---------             ---------      ---------
Earnings (loss) before income taxes .....................           144                (3,166)                  535         (2,623)

Provision (benefit) for income taxes ....................            57                (1,209)                  212         (1,049)
                                                              ---------             ---------             ---------      ---------
Net earnings (loss) .....................................       $    87               $(1,957)              $   323        $(1,574)
                                                              =========             =========             =========      =========
Average number of shares outstanding ....................     2,691,405             2,691,307             2,691,405      2,691,307
                                                              =========             =========             =========      =========


PER SHARE DATA:
Net earnings (loss) per common share ....................         $0.03                $(0.73)              $  0.12        $ (0.59)
                                                              =========             =========             =========      =========
Cash dividends per common share .........................            --                $0.125                    --        $  0.25
                                                              =========             =========             =========      =========



See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                       ----------------------------
                                                                                         1995                1994
                                                                                         ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) ........................................................           $   323              $(1,574)
Adjustments to reconcile net earnings(loss) to net cash provided by
 (used in) operating activities:
Depreciation and amortization ..............................................               153                  278
Deferred income tax ........................................................                --                   (5)
Changes in assets and liabilities:
   Net purchases of marketable securities - at cost - Trading ..............                --                1,040
   Decrease in accounts receivable .........................................             2,088                4,370
   Decrease in inventories .................................................             1,600                  637
   Decrease in prepaid expenses and other current assets ...................               466               (1,414)
   Decrease in security deposits and other assets ..........................                11                   26
   Decrease in accounts payable and other current liabilities ..............              (838)                (711)
                                                                                      --------             --------
 Net cash provided by operating activities .................................             3,803                2,647
                                                                                      --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment .....................................               (72)                 (92)
   Proceeds from sale of property ..........................................                 2                   28
   Purchases of securities available for sale ..............................              (300)                  --
   Maturities of securities available for sale .............................               434                  708
                                                                                      --------             --------
Net cash provided by investing activities ..................................                64                  644
                                                                                      --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid ..........................................................                --                 (672)
   Exercise of stock options ...............................................                --                   27
   Acquisition of treasury stock ...........................................                --                 (28)
   Decrease in notes payable -- bank .......................................            (3,188)              (1,205)
   Increase in other non-current liabilities ...............................                 4                    4
                                                                                      --------             --------
Net cash used in financing activities ......................................           (3,184)              (1,874)
                                                                                      --------             --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................               683                1,417
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................               243                  185
                                                                                      --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................          $    926             $  1,602
                                                                                      ========             ========



See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The condensed consolidated balance sheet as of December 31, 1995 and the condensed consolidated statements of operations and cash flows for the three and six month periods ended December 31, 1995 and 1994 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders. The results of operations for the period ended December 31, 1995 are not necessarily indicative of operating results for the full fiscal year.

2. During the quarter ending December 31, 1994 the Company announced a restructuring of certain of its operations that resulted in a pre-tax charge of $995,000. This charge includes costs associated with personnel reduction and facilities closure. In addition to the restructuring charge, there were pre-tax expenses charged to the quarter of $525,000, primarily the write down of inventory. The Company's decision to restructure was as a result of lower sales primarily due to the increased direct importation of products by our customers as well as the decline in the Company's Barney(R) childrens line.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased during the six month period ended December 31, 1995 to $926,000 from $243,000 at June 30, 1995. The increase this period was due to an increase in cash provided by operating activities of $3,803,000, primarily from decreases in inventory and accounts receivable, offset by a decrease in accounts payable and other current liabilities. The net increase in cash provided by operating activities was used principally to pay down $3,188,000 of short-term bank loans. The Company believes that funds provided by operations, existing working capital and the Company's current bank lines will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS

Net sales were $15,159,000 and $32,997,000 during the three and six-month periods ended December 31, 1995, compared to $15,552,000 and $39,353,000 in the three and six-month periods ended December 31, 1994. These decreases for both the quarter and six months ended December 31, 1995, were primarily due to the decline in shipments of the Company's moderately priced product lines. Cost of goods sold in proportion to sales was lower this quarter and six months as compared to last year's same periods due to higher margins achieved as a benefit of last year's restructuring and due to higher department store margins attributable to the impact of the "pre-sold" inventory program, which resulted in fewer off-price sales. In addition, last year's cost of sales contained expenses totaling $525,000 primarily relating to the write-down of inventory in connection with the Company's restructuring. Shipping, selling and administrative expenses decreased due to lower volume related expenses as well as savings associated with the restructuring, including a reduction in personnel and the closure of a warehouse and showroom. Other income was higher in the period ended December 31, 1995 mainly due to an increase in funds available for investment. The reduction in interest expense reflects lower average borrowing during the current three and six month periods compared to the same 1994 periods.

The increase in earnings before income taxes for the three and six-month periods as compared to the equivalent period of fiscal 1994 was due mainly to higher margins and lower shipping, selling and administrative expenses. Net earnings for the quarter and six-month period ended December 31, 1995 were $87,000 and $323,000 compared to a net loss for the same periods last year of $1,957,000 and $1,574,000. Last year's loss includes a second quarter pre-tax charge of $995,000 and $525,000 of expenses, primarily for the write-down of inventory, both in connection with the Company's restructuring.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

a)  Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended December 31, 1995.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        JACLYN, INC.
                                                ---------------------------
                                                        (Registrant)


February 12, 1995                                 /s/ ROBERT CHESTNOV
-----------------                               ---------------------------
                                                      Robert Chestnov
                                                      President
                                                      Chief Executive Officer


February 12, 1995                                 /s/ ANTHONY CHRISTON
-----------------                               ----------------------------
                                                      Anthony Christon
                                                      Vice President
                                                      Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.                DESCRIPTION                             PAGE NO.
-----------                -----------                             --------
   27                      Financial Data Schedule                    10