Form 10-Q
period 1996-03-31
JACLYN INC
filed 1996-05-13
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from__________ to_______________

     Commission File Number 1-5863

                                  JACLYN, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            22-1432053
- -------------------------------                              ------------------
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

                                      NONE
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                                 Outstanding at May 1, 1996
- ------------------------------------                 --------------------------
Common Stock, par value $1 per share                                  2,691,405




                                           JACLYN, INC. AND SUBSIDIARIES

                                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
PART I.  FINANCIAL INFORMATION:

Item 1

         Condensed Consolidated Balance Sheets -
                  March 31, 1996 (unaudited) and June 30, 1995 (derived from audited financial
                  statements)                                                                              3

         Condensed Consolidated Statements of Operations -
                  Three Months and Nine Months Ended March 31, 1996 and 1995 (unaudited)                   4

         Condensed Consolidated Statements of Cash Flows - Nine Months
                  Ended March 31, 1996 and 1995 (unaudited)                                                5

      Notes to Condensed Consolidated Financial Statements (unaudited)                                     6


Item 2

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                      7


PART II.  OTHER INFORMATION:

Item 6

         Exhibits and reports on Form 8-K                                                                  8

         Signatures                                                                                        8




                                                   PART 1.  FINANCIAL INFORMATION
                                                    JACLYN, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (DOLLARS IN THOUSANDS)

                                                                                         March 31,                June 30,
                                                                                           1996                     1995

                                                                                        (Unaudited)              (See Note)
                                                                                    -------------------       ----------------
                                                            ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                           $             1,120       $            243
                                                                                    -------------------       ----------------
Securities available for sale                                                                     5,097                  4,948
                                                                                    -------------------       ----------------
Accounts receivable, net                                                                          9,343                 10,550
                                                                                    -------------------       ----------------
Inventories:
      Raw materials                                                                               2,084                  1,829
      Work in process                                                                               761                  1,065
      Finished goods                                                                              3,174                  4,848
                                                                                    -------------------       ----------------
                                                                                                  6,019                  7,742
                                                                                    -------------------       ----------------
Prepaid expenses and other assets                                                                 2,421                  2,918
                                                                                    -------------------       ----------------
TOTAL CURRENT ASSETS                                                                             24,000                 26,401
PROPERTY, PLANT AND EQUIPMENT, net                                                                1,517                  1,614
OTHER ASSETS                                                                                        361                    394
                                                                                    -------------------       ----------------
     TOTAL ASSETS                                                                   $            25,878       $         28,409
                                                                                    ===================       ================


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable - bank                                                          $                68       $          3,538
      Accounts payable                                                                            3,098                  3,022
      Other current liabilities                                                                   3,931                  3,618
                                                                                    -------------------       ----------------
TOTAL CURRENT LIABILITIES                                                                         7,097                 10,178
                                                                                    -------------------       ----------------
GUARANTEED BANK LOAN - ESOP                                                                         704                    888
                                                                                    -------------------       ----------------
OTHER NON-CURRENT LIABILITIES                                                                        41                     33
                                                                                    -------------------       ----------------
DEFERRED INCOME TAXES                                                                             1,407                  1,368
                                                                                    -------------------       ----------------
COMMITMENTS
STOCKHOLDERS' EQUITY
      Common stock                                                                                3,369                  3,369
      Additional paid-in capital                                                                 12,117                 12,117
      Retained earnings                                                                           8,799                  8,341
                                                                                    -------------------       ----------------
                                                                                                 24,285                 23,827
      Less:  Common shares in treasury at cost                                                    7,011                  7,011
             Guaranteed bank loan - ESOP                                                            704                    888
             Unrealized gain on securities available for sale                                       (59)                   (14)
                                                                                    -------------------       ----------------
TOTAL STOCKHOLDERS' EQUITY                                                                       16,629                 15,942
                                                                                    -------------------       ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $            25,878       $         28,409
                                                                                    ===================       ================


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





                                                   JACLYN, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)
                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                 MARCH 31,                                  MARCH 31,
                                                        1996                  1995                  1996                1995
                                                     -------------      ----------------       ---------------     ---------------
Revenues:
    Net Sales                                        $      18,045      $         17,289       $        51,042     $        56,642
    Other Income                                                76                    80                   246                 237
                                                     -------------      ----------------       ---------------     ---------------
                                                            18,121                17,369                51,288              56,879
                                                     -------------      ----------------       ---------------     ---------------
Costs and Expenses:
    Cost of Goods Sold                                      13,501                12,471                38,140              44,395
    Shipping, Selling and Administrative Expenses            4,385                 4,873                12,273              13,925
    Interest Expense                                             8                    69                   113                 231
    Restructuring Costs (Note 2)                                 -                     -                     -                 995
                                                     -------------      ----------------       ---------------     ---------------
                                                            17,894                17,413                50,526              59,546
                                                     -------------      ----------------       ---------------     ---------------
Earnings (loss) before income taxes                            227                   (44)                  762              (2,667)
Provision (benefit) for income taxes                            92                   (18)                  304              (1,067)
                                                     -------------      ----------------       ---------------     ---------------
Net earnings (loss)                                  $         135      $            (26)      $           458     $        (1,600)
                                                     =============      ================       ===============     ===============
Average number of shares outstanding                     2,691,405             2,691,335             2,691,405           2,691,335
                                                     =============      ================       ===============     ===============

PER SHARE DATA:
Net earnings (loss) per common share                 $        0.05      $          (0.01)      $          0.17     $         (0.59)
                                                     =============      ================       ===============     ===============
Cash dividends per common share                                  -                     -                     -     $          0.25
                                                     =============      ================       ===============     ===============


See notes to condensed consolidated financial statements.




                                           JACLYN, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     1996                1995
                                                                                --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                             $          458      $        (1,600)
Adjustments to reconcile net earnings (loss) to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                                              230                  417
Deferred income tax                                                                         39                   15
Changes in assets and liabilities:
   Net purchases of marketable securities - at cost - Trading                                -                1,042
   Decrease in accounts receivable                                                       1,207                3,374
   Decrease in inventories                                                               1,723                1,517
   Decrease/(increase) in prepaid expenses and other current assets                        497               (1,460)
   Decrease in security deposits and other assets                                           25                   47
   Increase in accounts payable and other current liabilities                              389                   31
                                                                                --------------      ---------------
 Net cash provided by operating activities                                               4,568                3,383
                                                                                --------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                    (129)                (174)
   Proceeds from sale of property                                                            4                   28
   Purchases of securities available for sale                                           (1,752)              (1,269)
   Maturities of securities available for sale                                           1,648                  788
                                                                                --------------      ---------------
Net cash used in investing activities                                                     (229)                (627)
                                                                                --------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                            -                 (672)
   Exercise of stock options                                                                 -                   27
   Acquisition of treasury stock                                                             -                  (28)
   Decrease in notes payable - bank                                                     (3,470)              (1,981)
   Increase in other non-current liabilities                                                 8                    1
                                                                                --------------      ---------------
Net cash used in financing activities                                                   (3,462)              (2,653)
                                                                                --------------      ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  877                  103
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             243                  185
                                                                                --------------      ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $        1,120      $           288
                                                                                ==============      ===============

SUPPLEMENTAL INFORMATION:
 Interest paid                                                                  $          113      $           254
                                                                                ==============      ===============
 Taxes paid                                                                     $          152      $            27
                                                                                ==============      ===============


See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed consolidated balance sheet as of March 31, 1996 and the condensed consolidated statements of operations and cash flows for the three and nine month periods ended March 31, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders. The results of operations for the period ended March 31, 1996 are not necessarily indicative of operating results for the full fiscal year.

2. During the second quarter of fiscal 1995 the Company announced a restructuring of certain of its operations that resulted in a pre-tax charge of $995,000. This charge included costs associated with personnel reduction and facilities closure. In addition to this restructuring charge, there were pre-tax expenses charged to the quarter of $525,000, primarily for the write down of inventory. During last year's third quarter, the Company incurred additional ongoing costs related to the restructuring, primarily for the closure of certain facilities, of $390,000. The Company's decision to restructure was the result of lower sales, primarily due to the increased direct importation of products by its customers, as well as the decline in the Company's Barney(R)children's line.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased during the nine-month period ended March 31, 1996 to $1,120,000 from $243,000 at June 30, 1995. This was due to an increase in cash provided by operating activities of $4,568,000, primarily from decreases in inventory and accounts receivable and an increase in accounts payable and other current liabilities. The overall increase in cash provided by operating activities was used principally to pay down $3,470,000 of short-term bank loans. The Company believes that funds provided by operations, existing working capital and the Company's current bank lines will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS

Net sales were $18,045,000 and $51,042,000 during the three and nine-month periods ended March 31, 1996, compared to $17,289,000 and $56,642,000 in the three and nine-month periods ended March 31, 1995, respectively. The increase in sales for the third quarter 1996 vs. 1995 is attributable to increased volume in the Company's higher priced department store lines as well as shipments related to its new women's robes and sleepwear business. The sales decrease for the nine months ended March 31, 1996 was primarily due to the decline in shipments of the Company's moderately priced product lines. Cost of goods sold in proportion to sales was slightly higher this quarter compared to the same quarter in 1995. This was attributable to higher relative costs in the Company's domestic manufacturing facilities due to lower production volumes, as well as additional costs due to the startup of its women's robes and sleepwear division. For the nine months, compared to the same period last year, cost of goods sold was proportionately lower due to higher department store margins, as well as the impact of the "pre-sold" inventory program, which has resulted in fewer off-price sales of the Company's moderately priced lines. In addition, last year's cost of sales contained expenses totaling $525,000 primarily relating to the write-down of inventory in connection with the Company's restructuring. Shipping, selling and administrative expenses for the three and nine-month periods decreased due to a reduction in volume related expenses, as well as savings associated with the restructuring, including a reduction in personnel and the closure of a warehouse and showroom. Lower interest expense reflects lower average borrowing during the current three and nine-month periods compared to the same 1995 periods.

The increase in earnings before income taxes for the three and nine-month periods as compared to the equivalent periods of fiscal 1995 was due mainly to lower shipping, selling and administrative expenses and lower interest expense, and higher margins for the nine-month comparative periods. Net earnings for the third quarter and nine-month period ended March 31, 1996 were $135,000 and $458,000 compared to a net loss for the same periods last year of $26,000 and $1,600,000. Last year's third quarter loss included a pre-tax charge of $390,000 of costs related to the Company's restructuring, primarily for the closure of certain facilities. The nine month results included a pre-tax charge of $995,000 and expenses of $915,000, primarily for the write down of inventory, both in connection with the Company's restructuring.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             JACLYN, INC.
                                             -----------------------------
                                             (Registrant)

May 13, 1996                                 /s/ ROBERT CHESTNOV
                                             -----------------------------
                                                 Robert Chestnov
                                                 President
                                                 Chief Executive Officer

May 13, 1996                                 /s/ ANTHONY CHRISTON
                                             -----------------------------
                                                 Anthony Christon
                                                 Vice President
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description                             Page No.
- -----------                  -----------                             --------
     27               Financial Data Schedule                          10