Form 10-K
period 1996-06-30
JACLYN INC
filed 1996-09-30
CIK 52969

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _______________________________.

                           Commission File No. 1-5863

                                  JACLYN, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-1432053
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

635 59th Street, West New York, New Jersey                          07093
- ------------------------------------------                       -----------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (201) 868-9400

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
        Title of Class                                     on which registered
        --------------                                    ----------------------

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

          Yes    X                           No
              ------                            ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant at September 5, 1996 was approximately $11,438,000.


There were 2,691,405 shares of Common Stock outstanding at September 7, 1996.

                           [Cover Page: 1 of 2 Pages]

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III Certain Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on December 3, 1996.

                           [Cover Page: 2 of 2 Pages]

                                TABLE OF CONTENTS

               Item                                                         Page
               ----                                                         ----

PART I          1.    Business..............................................   1

                2.    Properties............................................   4

                3.    Legal Proceedings.....................................   5

                4.    Submission of Matters to a
                      Vote of Security Holders..............................   5

PART II         5.    Market for the Registrant's Common Equity
                      and Related Stockholder Matters.......................   5

                6.    Selected Financial Data...............................   7

                7.    Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations............................................   8

                8.    Financial Statements and Supplementary
                      Data..................................................  11

                9.    Changes in and Disagreements with
                      Accountants on Accounting and Financial
                      Disclosure............................................  11

PART III       10.    Directors and Executive Officers
                      of the Registrant.....................................  11

               11.    Executive Compensation................................  11

               12.    Security Ownership of Certain
                      Beneficial Owners and Management......................  12

               13.    Certain Relationships and Related
                      Transactions..........................................  12

PART IV        14.    Exhibits, Financial Statement
                      Schedules and Reports on Form 8-K.....................  12

SIGNATURES..................................................................  16

                                     PART I

Item 1. Business.

     Jaclyn, Inc. (incorporated in the State of Delaware in 1968) ("Jaclyn") and its subsidiaries (collectively the "Registrant") are primarily engaged in the design, manufacture, distribution and sale of vinyl, leather and fabric handbags and related products (collectively, "handbag products"), and apparel items. The Registrant markets its handbag products in a variety of popularly priced fashions and designs, with an emphasis on casual, travel and sport styles. The Registrant's apparel lines are wide ranging and include vests, loungewear, sleepwear, dresses, sportswear, slippers and footwear, as well as lingerie.

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

     Finished merchandise is received at the Registrant's warehouses located in Ferris, Texas and West New York, New Jersey and in several independently owned warehouses in New Jersey, Florida, California and Texas, and from these locations is shipped under different selling names to customers all over the country. The Registrant's handbag products are intended to retail at between $6 and $275. The Registrant's better price and designer lines of handbag products, which are sold under the "Susan Gail" name, are marketed through better department stores and specialty shops. The Registrant's other handbag products are marketed primarily through general merchandise, chain and department stores. In addition, the Registrant markets its apparel lines to existing customers of its handbag products as premium and/or special order items, as well as to major mail order catalog chains and other retailers.

     The Registrant markets its handbag products under trademarks and tradenames which it owns, including "Saddle River," "Shane," "Empress," "Aetna," "Susan Gail," "Robyn Lyn" and "Marilyn USA." In addition, the Registrant is licensed to manufacture and market handbag products under the names "Looney Tunes(TM)" under an agreement which expires December 31, 1998, "Riders(TM)" under an agreement which expires December 31, 1998, "Crayola(TM)" under an agreement which expires December 31, 1996, and "Winnie The Pooh(TM)" under an agreement which expires June 30, 1997. The Registrant's apparel lines are marketed under the names "Robyn Lyn," "Saddle River," and "111 Main." The Registrant also manufactures apparel items for sale as private-label merchandise. The Registrant considers all of its trademarks, tradenames and other intellectual property rights to be of significant value in the marketing of its products.

     The Registrant sells throughout the United States through its own salesmen and through independent sales representatives. Sales of domestically manufactured merchandise, including those assembled in Mexico from domestically produced components, accounted for approximately 35% of the Registrant's consolidated net sales for the fiscal year ended June 30, 1996. During fiscal 1995, sales of such merchandise, including those assembled in Mexico from domestically manufactured components, accounted for approximately 40% of consolidated net sales.

     In fiscal 1996, the Registrant's imports of merchandise manufactured in the Far East accounted for approximately 65% of consolidated net sales, compared to approximately 60% of consolidated net sales in fiscal 1995. Such imports offer the Registrant the benefit of a greater diversification of styling resulting from volume purchases and the benefit of cost savings related to such purchases. In addition, the market's increased acceptance of leather handbags and related products has resulted in an emphasis on Far East manufacturing and supply sources. While the Registrant's operations are subject to the usual risks associated with purchases from foreign countries, the Registrant's other foreign manufacturing sources and its domestic manufacturing operations provide it with alternative sources and facilities.

     Approximately 73% of the Registrant's consolidated net sales for fiscal 1996 were to general merchandise, chain and department stores, with the balance consisting of sales to specialty shops, smaller retail stores and cosmetic firms. During the fiscal year ended June 30, 1996, four customers of the Registrant accounted for 51% of the Registrant's consolidated net sales, of which the Registrant's three largest customers (Wal-Mart Stores, Inc., Estee Lauder and Target Stores) accounted for 20%, 12% and 11% of such sales, respectively. Three major customers of the Registrant accounted for approximately 36% of the Registrant's consolidated net sales for the fiscal year ended June 30, 1995, of which the Registrant's two largest customers (Avon Products, Inc. and Wal-Mart Stores, Inc.) accounted for 15% and 13% of such sales, respectively. Sales of apparel items during each of the fiscal years ended June 30, 1996, 1995 and 1994 represented 30%, 30% and 13%, respectively, of consolidated net sales. Sales of handbag products represented the remainder of the Registrant's consolidated net sales. The Registrant's sales are customarily offered on credit terms. The Registrant does not have long-term contracts with any of its customers.

     The Registrant purchases its handbag and apparel raw materials, primarily fabrics, vinyl and urethane plastics, leather, frames, ornaments, trim and other materials, and certain of its finished products, from a variety of sources. In most cases, the Registrant assists its suppliers and contractors in the design and style of the materials it purchases. The Registrant's largest expenditures for raw materials are for fabrics, leather, vinyl and urethane plastics, which the Registrant purchases from several suppliers, one of which provided about 9% of its raw material needs in fiscal 1996. While the Registrant has no long-term supply contracts, the raw materials it uses are available from various sources and it anticipates no difficulty in the future in obtaining the necessary raw materials for its operations. With respect to its domestic manufacturing and imported purchases from the Far East and Europe of finished handbags and related products, the Registrant deals with a number of sources, both domestically and in the Far East and Europe, no one of which accounted for more than 14% of the Registrant's total cost of goods sold. The Registrant has no long-term supply contracts with its Far East or European sources of finished handbags and related products or apparel items and is subject to the usual risks associated therewith.

     The Registrant generally offers Fall/Winter, Holiday and Spring/Summer product lines and in most instances manufactures product to meet the specific requirements of its customers. The Registrant's business is somewhat seasonal in nature, with shipments historically being greater in the first and third quarters of its fiscal years and lower in the second and fourth quarters. Reference is made to Note O, "Unaudited Quarterly Financial Data," of the Notes to Consolidated Financial Statements on page F-16 of this Form 10-K for additional information about quarterly results.

     At September 15, 1996, the Registrant had unfilled order of approximately $24,471,000, compared to approximately $18,200,000 at September 15, 1995. The increase in backlog is attributable, among other things, to anticipated increased sales volume and due to timing differences in the receipt of orders from certain customers in 1996 compared to 1995. In the ordinary course of business, the amount of unfilled orders at a particular point in time is affected by several factors, including scheduling of the manufacture and shipping of goods (which, in turn, may be dependent on the requirements of customers). Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

     The Registrant employed approximately 285 persons as of June 30, 1996, of whom 80 were on a salaried basis and the balance on an hourly basis. At June 30, 1996, 31 of the Registrant's employees were members of the Four Joint Boards of New York, New Jersey, Pennsylvania and New England, affiliated with the International Leather Goods, Plastics and Novelty Workers Union, AFL-CIO. The Registrant considers its relations with its employees to be satisfactory.

     The Registrant competes with hundreds of domestic and foreign manufacturers of popular priced handbags and apparel, very few of which are believed to account for as much as 1% of industry sales. In addition, the Registrant competes with numerous manufacturers of apparel items. The Registrant believes its sales of apparel items are not significant in light of total apparel industry sales. The Registrant's business is dependent, among other things, on its ability to anticipate and respond to changing consumer preferences, to remain competitive in price, style and quality and to meet its customers' production and delivery requirements. While some of the Registrant's competitors may be larger or may have greater resources than the Registrant, the Registrant believes that its size and financial position will allow it to continue to respond to changes in consumer demand and meet its competition.

     Certain Developments. In January 1996, the Registrant entered into a sales agreement to manufacture and distribute an existing line of women's robes and sleepwear. The Registrant did not incur any significant expenditures as a result of this agreement.

     On June 18, 1996, the Registrant acquired certain trademarks and other assets from McCrackin Industries, Inc. ("McCrackin") and its affiliates for a purchase price of $1,500,000. The trademarks included "Saddle River," under which the Registrant has been manufacturing and distributing ladies' handbags for more than 9 years. The Registrant also acquired certain office equipment, furnishings and fixtures located at McCrackin's New York City showroom, which will now be operated by the Registrant. In addition, two of the principals of McCrackin have entered into a consulting agreement to make available to the Registrant marketing and consulting services. The Registrant has also granted to those principals an option to repurchase the trademarks on or prior to December 31, 1997.

     During the fiscal year ended June 30, 1995, the Registrant announced that due to the decline in sales of the Registrant's Barney(R) the dinosaur line of products and the increased direct importation of products by its customers, it was restructuring certain of its operations. The restructuring included personnel reductions, the closing of the Registrant's warehouse in North Bergen, New Jersey and the consolidation of its New York City showrooms. The Registrant also discontinued the payment of quarterly cash dividends after the second quarter of the fiscal year. During fiscal 1995, the Registrant recorded a pre-tax restructuring charge of approximately $995,000, representing employee severance and other exit costs in connection with the closure of the warehouse and showroom. In addition, the Registrant incurred costs of $1,761,000, primarily the write-down to market value of inventory of certain of its divisions and costs incurred during the wind-down of operations in its closed facilities. Reference is made to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 11 of this Form 10-K and Note N, "Corporate Restructuring" of the Notes to Consolidated Financial Statements on page F-15 of this Form 10-K for additional information related to the restructuring.

Item 2. Properties.

     The Registrant's executive offices and one of its warehouse facilities, containing 140,000 square feet, are located in West New York, New Jersey. The Registrant occupied these facilities under long-term leases from 1968 to 1981, when these facilities were purchased by the Registrant. The Registrant currently leases to outside parties approximately 40,000 square feet of the West New York facilities. The Registrant also leases (i) showroom, warehouse and distribution facilities in New York City containing approximately 12,000 square feet and (ii) two additional showroom and office facilities in New York City totaling approximately 7,000 square feet (one of which is subject to a lease that expires in January 1997 and, as part of the Registrant's restructuring, will not be renewed). The executive offices, and manufacturing, distribution and warehouse facilities, of JLN, Inc., containing approximately 93,250 square feet, are located in Ferris, Texas. All of the Registrant's facilities are well maintained structures, in good physical condition and are adequate to meet its current and reasonably foreseeable needs.

     Reference is made to Note E, "Commitments," of the Notes to Consolidated Financial Statements on page F-10 of this Form 10-K for additional information about the Registrant's commitments under the terms of non-cancelable leases.

Item 3. Legal Proceedings.


     (a) The Registrant is not a party to, nor is any of its property the subject of, any material pending legal proceeding.

     (b) No material pending legal proceeding was terminated during the three-months ended June 30, 1996.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Registrant did not submit any matters to a vote of its security holders, through the solicitation of proxies or otherwise, during the three-months ended June 30, 1996.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

     The Registrant's Common Stock, $1.00 par value per share, is traded on the American Stock Exchange (Symbol: "JLN"). The following table sets forth the high and low closing sales prices for the Registrant's Common Stock, as reported by the American Stock Exchange, for each quarterly period during the Registrant's fiscal years ended June 30, 1996 and June 30, 1995:

         Fiscal Year Ended June 30, 1996         High              Low
         -------------------------------         -----             ---
         First Quarter                           5 1/2            4 5/8
         Second Quarter                          5                3 7/8
         Third Quarter                           4 5/8            4
         Fourth Quarter                          4 1/2            3 3/4

        Fiscal Year Ended June 30, 1995           High              Low
        -------------------------------          ------            ------
        First Quarter                            13 1/4            10 1/8
        Second Quarter                           10 1/8             4 3/8
        Third Quarter                             6                 3 1/2
        Fourth Quarter                            6                 3 7/8

     The Registrant did not pay cash dividends during fiscal 1996. During the quarterly periods in fiscal 1995 ending September 30, 1994 and December 31, 1994, the Registrant paid quarterly cash dividends of $.125 per share of its Common Stock. In connection with the restructuring of the Registrant's operations, described above under the caption "Item 1. Business--Certain Developments," the Registrant discontinued the payment of quarterly cash dividends during the third quarter ended March 31, 1995. As previously announced, the Registrant does not anticipate a resumption of payment of cash dividends in the foreseeable future.

     At June 30, 1996, there were approximately 800 holders of record of the Registrant's Common Stock.

Item 6. Selected Financial Data.

- ---------------------------------------------------------------------------------------------------------------
Years ended June 30,                              1996           1995          1994          1993          1992
- ---------------------------------------------------------------------------------------------------------------
REVENUES:
Net Sales                                  $72,312,000   $ 73,577,000   $82,393,000   $63,520,000   $65,285,000
Other Income, net                              328,000        317,000       422,000       454,000       623,000
- ---------------------------------------------------------------------------------------------------------------
                                            72,640,000     73,894,000    82,815,000    63,974,000    65,908,000
- ---------------------------------------------------------------------------------------------------------------
Cost of goods sold                          53,836,000     58,639,000    58,298,000    48,044,000    49,411,000
Shipping, selling and administrative
    expenses                                17,543,000     17,834,000    21,741,000    15,786,000    14,652,000
Interest expense                               119,000        309,000       224,000        59,000        26,000
Restructuring costs                                  -        995,000             -             -             -
Cost of product recall                               -              -             -     2,000,000             -
Provision (benefit) for income taxes           457,000     (1,563,000)      965,000      (786,000)      436,000
Cumulative effect for change in
    accounting for income taxes                      -              -             -      (750,000)            -
- ---------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                        $   685,000   $ (2,320,000)  $ 1,587,000   $  (379,000)  $ 1,383,000
===============================================================================================================
Average common shares outstanding            2,691,405      2,691,352     2,688,555     2,675,815     2,660,537
- ---------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share
    before cumulative effect of change
    in accounting for income taxes         $      0.25   $      (0.86)  $      0.59   $     (0.42)  $      0.52
Cumulative effect of change in
    accounting for income taxes                      -              -             -   $      0.28             -
- ---------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share           $      0.25   $      (0.86)  $      0.59   $     (0.14)  $      0.52
===============================================================================================================
Cash dividends paid                                  -   $       0.25   $      0.50   $      0.50   $      0.50
- ---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                               $31,981,000   $ 28,409,000   $34,886,000   $32,288,000   $29,515,000
===============================================================================================================
Long term debt:
    Guaranteed bank loan - ESOP            $   704,000   $    888,000   $ 1,150,000             -             -
    Other non-current liabilities          $    32,000   $     33,000   $    31,000   $    25,000   $    44,000
    Obligation  under capital leases                 -              -             -             -   $   217,000
Stockholders' equity                       $16,838,000   $ 15,942,000   $18,703,000   $19,600,000   $21,343,000
===============================================================================================================
Stockholders' equity per share             $      6.26   $       5.92   $      6.95   $      7.30   $      7.97
===============================================================================================================

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The net increase in cash and cash equivalents in the fiscal years ended June 30, 1996 and 1995 was $422,000 and $58,000, respectively, compared to a decrease in the fiscal year ended June 30, 1994 of $518,000. The increase in fiscal 1996 was the result of an excess of funds provided by operating activities of $3,176,000 over funds used in investing activities of $315,000 and financing activities of $2,439,000. Funds provided by operating activities increased mainly due to an increase in accounts payable of $5,010,000 mostly financing the increase in inventory and net earnings from operations totaling $685,000. These funds were principally offset by an increase in inventories of $3,330,000 due to increased orders for goods planned to be shipped in the first quarter of fiscal 1997. Cash used in investing activities was primarily for the purchase of bonds (securities available for sale) of $3,673,000 and for the purchase of certain trademarks and other assets from McCrackin Industries, Inc. for $1,500,000. Reference is made to Note M "Purchase of Trademarks" of the Notes to Consolidated Financial Statements on page F-15 of this Form 10-K. These items were offset, in part, by sales of securities available for sale totaling $5,034,000. Funds used in financing activities of $2,439,000 were entirely related to the pay down of outstanding notes payable to the Company's bank under an existing bank line of credit.

     Through a $15,000,000 credit line with its bank, the Company has short-term borrowing capabilities, and can issue letters of credit for purchase commitments and issue bankers acceptances. Within this line of credit, the Company has available to it up to $7,500,000 of short-term loans and bankers acceptances at either prime or LIBOR rates. All borrowings, with the exception of bankers acceptances, are unsecured. Amounts outstanding under the unsecured short-term line of credit at June 30, 1996 was $1,100,000. Reference is made to Note F "Credit Facilities," of the Notes to Consolidated Financial Statements on page F-10 of this Form 10-K for additional information about the Company's credit lines.

     There were no material commitments for capital expenditures at June 30, 1996.

     The net increase in cash and cash equivalents in the fiscal year ended June 30, 1995 was $58,000. The increase in fiscal 1995 was the result of an excess of funds provided by operating activities of $2,967,000 over funds used in investing activities of $192,000 and financing activities of $2,717,000. Funds provided by operating activities were mainly the result of a decrease in accounts receivable of $4,445,000 as a result of lower sales in the final months of this fiscal period, a decrease in inventories of $2,277,000 due to increased emphasis on purchasing inventory for certain divisions by specific order rather than for stock, as well as anticipated lower demand for goods, and from the sale of marketable trading securities of $1,662,000. These funds were principally offset by the net loss of $2,320,000, an increase in both deferred and prepaid and refundable income taxes of $2,032,000, the purchase of trading securities totaling $620,000 and a decrease in accounts payable and other current liabilities of $1,012,000, which resulted from lower inventory levels. Cash used in investing activities was primarily for the purchase of bonds

(securities available for sale) plus additions to property and equipment. Funds used in financing activities were principally for the repayment of bank loans of $2,000,000 and dividends paid for the first and second quarters of the 1995 fiscal year totaling $715,000.

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

     The Company has an Employee Stock Ownership Plan ("ESOP"). During fiscal 1994, the Company guaranteed a bank loan to the ESOP in the amount of $1,150,000, the proceeds of which were also used to purchase shares of the Company's Common Stock. At June 30, 1996, the loan balance was $704,000. Reference is made to Note L, "Employee Stock Ownership Plan and Trust," of the Notes to Consolidated Financial Statements on page F-14 of this Form 10-K.

     As of June 30, 1996 1995 and 1994 working capital was $15,993,000, $16,223,000 and $19,128,000, respectively. The ratio of current assets to current liabilities for those same periods was 2.3 to 1, 2.6 to 1 and 2.5 to 1, respectively. The change in the current ratio in 1996 was primarily due to the increases in accounts payable and other current liabilities which rose (mostly attributable to the purchase of trademarks referred to above) at a proportionately higher rate than the offsetting increase in inventory. The change in current ratio in 1995 was primarily due to the level of bank borrowing, which was $3,538,000 at June 30, 1995 and $5,538,000 at June 30, 1994. The Company's cash, cash equivalents and marketable securities totaled $4,279,000, $5,191,000 and $5,860,000 at June 30, 1996, 1995 and 1994,
respectively. The Company believes that funds provided by operations, existing working capital and the Company's current bank lines will be sufficient to meet its anticipated short-term and long-term working capital needs.

Results of Operations

1996 Compared to 1995

     Net sales were $72,312,000 which was slightly lower than net sales of $73,577,000 in fiscal 1995. This reduction was part of lower anticipated sales based on the Company's 1995 restructuring which included emphasis on improving the gross profit margin and of buying inventory for certain divisions by specific order rather than for stock.

     Cost of goods sold, as a percentage of sales, decreased, due to relatively fewer markdowns taken after the Company's fiscal 1995 restructuring. Shipping, selling and administrative expense decreased due to a reduction in certain fixed expenses following the Company's fiscal 1995 restructuring. Interest expense decreased due to lower aggregate average borrowing in fiscal 1996 compared to fiscal 1995.

     Other income, almost exclusively from investments, was slightly higher than the same 1995 period due to a small increase in the overall average investment interest rate.

     The earnings increase for the fiscal year ended June 30, 1996 compared to the prior year was due mainly to better gross profit margins, lower shipping, selling and administrative expense as well as lower interest expense.

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

     Net sales were $73,577,000 in the year ended June 30, 1995 compared to $82,393,000 in the year ended June 30, 1994. The decrease in sales was due primarily to the steep decline in the Company's children's line and its ladies moderately priced handbag lines, offset partially by an increase in apparel sales.

     Cost of goods sold, as a percentage of sales, increased, in part, due to the markdowns taken by the Company relative to the restructuring and from lower markups achieved in certain divisions. Shipping, selling and administrative expenses decreased due to the decrease in expenses related to the decline in sales volume and measures taken in the restructuring. Interest expense increased during fiscal 1995 compared to fiscal 1994 due to an increase in interest rates.

     Other income, almost exclusively from investments, declined due to a lower level of funds available for investment.

     The loss for the fiscal year ended June 30, 1995 was due mainly from decreased sales volume and lower margins, offset by decreased shipping, selling, administrative expenses as well as costs associated with the restructuring.

     The increase in net earnings for the fiscal year ended June 30, 1994 was due mainly to the increase in sales volume and somewhat higher markups, offset by increased shipping, selling, administrative and interest expenses.

Impact of Recently Issued Accounting Standards

         SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Adoption of SFAS No. 121, which is in effect for years beginning after December 31, 1995, is not expected to have an material impact on the Company. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Standard is effective for fiscal years beginning after December 15, 1995. The Company has not yet determined if it will adopt the accounting provisions of SFAS No. 123 or only elect, as allowed, the disclosure provision, each of which deals with recognition of compensation expense of grants for stock, stock options and other equity instruments to employees based of fair value accounting rules. However, the Company does not believe that the adoption of SFAS No. 123 will have a significant effect on its results of operations.

Item  8. Financial Statements and Supplementary Data.

         (a) Financial Statements

         The report dated September 17, 1996 of Deloitte & Touche LLP, independent auditors, the consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996 and Notes to Consolidated Financial Statements appear on pages F-2 through F-15 of this Form 10-K.

         (b) Supplementary Data

         Selected unaudited quarterly financial data for the fiscal years ended June 30, 1996 and June 30, 1995 is set forth at Note O, "Unaudited Quarterly Financial Data" on page F-16 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation.

         The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions.

         The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following financial statements and financial statement schedules are filed as part of this report:

         1.       Financial Statements:

                  Independent Auditors' Report

                  Consolidated Balance Sheets -- June 30, 1996 and 1995

                  Consolidated Statements of Operations -- years ended June 30, 1996, 1995 and 1994

                  Consolidated Statements of Stockholders' Equity -- years ended June 30, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows -- years ended June 30, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules:

                  Schedule II -- Valuation and Qualifying Accounts

                  All other schedules are omitted because they are either inapplicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

         3.       Exhibits:

Exhibit No.                           Description
- -----------                           -----------

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

        l0(a) Lease dated September 1, 1968 relating to former warehouse facilities of the Registrant located in North Bergen, New Jersey (incorporated herein by reference to Exhibit 13(c) of Amendment No. 1 to the Registrant's Registration Statement on Form S-1, Registration No. 2-29970, filed October 1, 1968).

        10(b) Renewal dated March 19, 1986 of Lease dated September 1, 1968 relating to former warehouse facilities of the Registrant located in North Bergen, New Jersey (incorporated herein by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1987).

        10(c) Lease dated January 29, 1987 relating to former warehouse facilities of the Registrant located in North Bergen, New Jersey (incorporated herein by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1987).

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

        10(f) Lease dated January 28, 1994 between E.H. Handbag Co. and 330 Realty Company relating to office and showroom facilities located in New York, New York (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1993)

        10(g) Incentive Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

        10(h) 1984 Employee Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1989).*

        10(i) 1990 Stock Option Plan of the Registrant, as amended (incorporated herein by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1991).*

        10(j) Amended and Restated Stockholders' Agreement dated July 30, 1996 among the Registrant and the persons listed on Schedule A thereto.

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

                  Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

        21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1995).

        27       Financial Data Schedule.

- --------------------
*Management contract or compensatory plan or arrangement

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1996.

(c)      Exhibits.

         Exhibits are listed in response to Item 14(a)3.


(d)      Financial Statement Schedules.

         Financial Statement Schedules are listed in response to Item 14(a)2.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JACLYN, INC.

                                       By: /s/ ALLAN GINSBURG
                                           ----------------------------------
September 27, 1996                         Allan Ginsburg, Chairman
                                              of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indi cated:

/s/ ALLAN GINSBURG              Chairman of the Board         September 27, 1996
- --------------------------      and Director
Allan Ginsburg


/s/ ROBERT CHESTNOV             President, Principal         September  27, 1996
- -------------------------       Executive Officer and
Robert Chestnov                 Director


/s/ ANTHONY CHRISTON            Chief Financial Officer,      September 27, 1996
- -------------------------       Principal Financial and
Anthony C. Christon             Accounting Officer


/s/ ABE GINSBURG                DIRECTOR                      SEPTEMBER 27, 1996
- -------------------------
Abe Ginsburg


/S/ HOWARD GINSBURG             DIRECTOR                     SEPTEMBER  27, 1996
- -------------------------
Howard Ginsburg


/S/ MARTIN BRODY                DIRECTOR                     SEPTEMBER  27, 1996
- -------------------------
Martin Brody


/S/ NORMAN SEIDEN               Director                     September  27, 1996
- -------------------------
Norman Seiden

                              Director                        September   , 1996
- -------------------------
Michael Singer


/s/ RICHARD CHESTNOV          Director                        September 27, 1996
- -------------------------
Richard Chestnov

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------






                                    EXHIBITS

                                       to

                           ANNUAL REPORT ON FORM 10-K
                               FOR THE FISCAL YEAR
                               ENDED JUNE 30, 1996

                    ----------------------------------------




                                  JACLYN, INC.


================================================================================

                                  EXHIBIT INDEX

Exhibit No.                        Description                              Page
- -----------                        -----------                              ----

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

Exhibit No.                        Description                              Page
- -----------                        -----------                              ----

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

       10(j) Amended and Restated Stockholders' Agreement dated as of July 30, 1996 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).

       10(k) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

       10(l) Loan and Security Agreement dated February 15, 1994 between the Jaclyn, Inc. Employee Stock Ownership Plan

Exhibit No.                        Description                              Page
- -----------                        -----------                              ----

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

       10(o) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

       10(p) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Howard Ginsburg (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

       10(q) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Allan Ginsburg (incorporated herein by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

       21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1995).

       27       Fiancial Data Schedule

- ----------
* Management contract or compensatory plan or arrangement.

                          JACLYN, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements and
                        Additional Information for the Years Ended
                        June 30, 1996, 1995 and 1994 and
                        Independent Auditors' Report

                          Report to Independent Accountants


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Jaclyn, Inc.
West New York, New Jersey


We have audited the accompanying consolidated balance sheets of Jaclyn, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders equity and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the consolidated financial statement schedule of Jaclyn Inc. and Subsidiaries listed in item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.


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


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jaclyn, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


September 17, 1996
New York, New York

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1995
================================================================================
ASSETS                                                     1996          1995
CURRENT ASSETS:
Cash and cash equivalents                              $   665,000   $   243,000
Securities available for sale                            3,614,000     4,948,000
Accounts receivable, less allowance for
 doubtful accounts: 1996, $760,000, 1995, $301,000      10,305,000    10,550,000
Inventories                                             11,072,000     7,742,000
Prepaid expenses and other current assets                  421,000       583,000
Deferred income taxes                                    2,395,000     1,739,000
Prepaid and refundable income taxes                        271,000       596,000
                                                       -----------   -----------
    Total current assets                                28,743,000    26,401,000
                                                       -----------   -----------
PROPERTY, PLANT AND EQUIPMENT, NET                       1,481,000     1,614,000
                                                       -----------   -----------
OTHER ASSETS                                             1,757,000       394,000
                                                       -----------   -----------
                                                       $31,981,000   $28,409,000
                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - bank                                   $ 1,100,000   $ 3,538,000
Accounts payable                                         6,279,000     3,022,000
Commissions payable                                        573,000       375,000
Accrued payroll and related expenses                     1,406,000       989,000
Other current liabilities                                3,392,000     2,254,000
                                                       -----------   -----------
    Total current liabilities                           12,750,000    10,178,000
                                                       -----------   -----------
GUARANTEED BANK LOAN - ESOP                                704,000       888,000
OTHER NON-CURRENT LIABILITIES                               32,000        33,000
DEFERRED INCOME TAXES                                    1,657,000     1,368,000
COMMITMENTS
STOCKHOLDERS' EQUITY:
Preferred stock, par value $1: authorized,
 1,000,000 shares, issued, none                               --            --
Common stock, par value $1: authorized,
 5,000,000 shares                                        3,369,000     3,369,000
Additional paid-in capital                              12,117,000    12,117,000
Retained earnings                                        9,026,000     8,341,000
                                                       -----------   -----------
                                                        24,512,000    23,827,000
Less: Treasury stock at cost                             7,011,000     7,011,000
        Guaranteed bank loan - ESOP                        704,000       888,000
Add: Unrealized gain on securities available
 for sale                                                   41,000        14,000
                                                       -----------   -----------
    Total stockholders' equity                          16,838,000    15,942,000
                                                       -----------   -----------
                                                       $31,981,000   $28,409,000
                                                       ===========   ===========

The accompanying notes are an integral part of these financial statements.

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1996, 1995 AND 1994
================================================================================
                                      1996             1995             1994
REVENUES:
Net Sales                          $ 72,312,000    $ 73,577,000     $ 82,393,000
Other income, net                       328,000         317,000          422,000
                                   ------------    ------------     ------------
                                     72,640,000      73,894,000       82,815,000
                                   ------------    ------------     ------------
COSTS AND EXPENSES:
Cost of goods sold                   53,836,000      58,639,000       58,298,000
Shipping, selling and
 administrative expenses             17,543,000      17,834,000       21,741,000
Interest expense                        119,000         309,000          224,000
Restructuring costs                        --           995,000             --
                                   ------------    ------------     ------------
                                     71,498,000      77,777,000       80,263,000
                                   ------------    ------------     ------------
EARNINGS (LOSS) BEFORE
 INCOME TAXES                         1,142,000      (3,883,000)       2,552,000
PROVISION (BENEFIT) FOR
 INCOME TAXES                           457,000      (1,563,000)         965,000
                                   ------------    ------------     ------------
NET EARNINGS (LOSS)                $    685,000    $ (2,320,000)    $  1,587,000
                                   ------------    ------------     ------------

EARNINGS (LOSS) PER
 COMMON SHARE                      $       0.25    $      (0.86)    $       0.59
                                   ------------    ------------     ------------
Weighted average number
 of shares outstanding                2,691,405       2,691,352        2,688,555
                                   ------------    ------------     ------------

The accompanying notes are an integral part of these financial statements.

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1996, 1995 AND 1994

===================================================================================
                                              1996           1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                        $   685,000   $(2,320,000)  $ 1,587,000

Adjustments to reconcile net earnings
 (loss) to net cash provided by (used in) operating activities:

   Depreciation and amortization               419,000       430,000       360,000

   Deferred income taxes                      (367,000)   (1,436,000)      122,000

   Gain on sale of equipment                    (2,000)      (30,000)      (19,000)

Changes in assets and liabilities:

   Sales of trading securities                    --       1,662,000          --

   Purchase of trading securities                 --        (620,000)         --

   Decrease (increase) in accounts
    receivable                                 245,000     4,445,000    (2,992,000)

   (Increase) decrease in inventories       (3,330,000)    2,277,000    (2,748,000)

   Decrease in prepaid expenses and
    other current assets                       162,000       114,000        23,000

   Decrease (increase) in prepaid and
    refundable income taxes                    325,000      (596,000)         --

   Decrease in deferred income taxes              --            --         538,000

   Decrease in security deposits and
    other assets                                29,000        53,000       154,000

   Increase (decrease) in accounts
    payable and other current liabilities    5,010,000    (1,012,000)      (88,000)
                                           -----------   -----------   -----------

Net cash provided by (used in) operating
 activities                                  3,176,000     2,967,000    (3,063,000)
                                           -----------   -----------   -----------

JACLYN, INC. AND SUBSIDIARIES

YEARS ENDED JUNE 30, 1996, 1995 AND 1994

====================================================================================
                                               1996          1995           1994
CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property and equipment         (202,000)     (288,000)     (573,000)

   Proceeds from sale of property                26,000       388,000       104,000

   Sales of marketable securities                  --            --       1,910,000

   Purchase of trademarks                    (1,500,000)         --            --

   Purchases of securities available for
    sale                                     (3,673,000)   (1,247,000)         --

   Sales of securities available for sale     5,034,000       955,000          --
                                            -----------   -----------   -----------

Net cash (used in) provided by investing
 activities                                    (315,000)     (192,000)    1,441,000
                                            -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Dividends paid                                  --        (715,000)   (1,350,000)

   Exercise of stock options                       --          26,000        65,000

   Acquisition of treasury stock                   --         (28,000)      (49,000)

   (Decrease) increase in notes payable
     - bank                                  (2,439,000)   (2,000,000)    2,438,000
                                            -----------   -----------   -----------

Net cash (used in) provided by financing
 activities                                  (2,439,000)   (2,717,000)    1,104,000
                                            -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                           $   422,000   $    58,000   $  (518,000)
                                            -----------   -----------   -----------

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                            243,000       185,000       703,000
                                            -----------   -----------   -----------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                              $   665,000   $   243,000   $   185,000
                                            ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash paid during the year for:
   Interest                                 $   120,000   $   309,000   $   224,000
                                            -----------   -----------   -----------

   Income taxes                             $   203,000   $   543,000   $   885,000
                                            -----------   -----------   -----------

NON-CASH ITEMS:
   Unrealized gain on securities available
    for sale                                $    41,000   $    14,000          --
                                            -----------   -----------   -----------

The accompanying notes are an integral part of these financial statements

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1996, 1995, AND 1994

- -----------------------------------------------------------------------------------------------------------
                                                                                Unrealized
                                             COMMON STOCK                       Gain (Loss)
                                     --------------------------   Additional    Securities
                                       Shares          Amount      Paid-in      Available       Retained
                                                                   Capital       for Sale       Earnings
                                     ------------  ------------  ------------   ------------  ------------
BALANCE, JUNE 30, 1993                  3,357,656  $  3,358,000  $ 12,037,000           --    $ 11,139,000

Net earnings, year ended
 June 30, 1994                               --            --            --             --       1,587,000

Exercise of stock options                   7,862         8,000        57,000           --            --

Dividends:

    Cash, $.50 per share                     --            --            --             --      (1,350,000)

Acquisition of treasury stock                --            --            --             --            --

Guaranteed bank loan - ESOP                  --            --            --             --            --
                                     ------------  ------------  ------------   ------------  ------------

BALANCE, JUNE 30, 1994                  3,365,518     3,366,000    12,094,000           --      11,376,000

Unrealized gain on securities
 available for sale at July 1, 1994          --            --            --           33,000          --

Unrealized loss on securities
 available for sale                          --            --            --          (19,000)         --

Net loss, year ended June 30, 1995           --            --            --             --      (2,320,000)

Exercise of stock options                   3,215         3,000        23,000           --            --

Dividends:

   Cash, $.25 per share                      --            --            --             --        (715,000)

Acquisition of treasury stock                --            --            --             --            --

ESOP loan repayment                          --            --            --             --            --
                                     ------------  ------------  ------------   ------------  ------------

BALANCE, JUNE 30, 1995                  3,368,733     3,369,000    12,117,000         14,000     8,341,000

Unrealized gain on securities
 available for sale at July 1, 1995          --            --            --           27,000          --

Net earnings, year ended
 June 30, 1996                               --            --            --          685,000          --

ESOP loan repayment                          --            --            --             --            --
                                     ------------  ------------  ------------   ------------  ------------
BALANCE, JUNE 30, 1996                  3,368,733  $  3,369,000  $ 12,117,000   $     41,000  $  9,026,000
                                     ============  ============  ============   ============  ============

- -----------------------------------------------------------------------------


                                           Treasury Stock         Guaranteed
                                     ---------------------------  Bank Loan -
                                        Shares         Amount        ESOP
                                     ------------  ------------  ------------
BALANCE, JUNE 30, 1993                    670,943  $  6,934,000          --

Net earnings, year ended
 June 30, 1994                               --            --            --

Exercise of stock options                    --            --            --

Dividends:

    Cash, $.50 per share                     --            --            --

Acquisition of treasury stock               4,230        49,000          --

Guaranteed bank loan - ESOP                  --            --       1,150,000
                                     ------------  ------------  ------------

BALANCE, JUNE 30, 1994                    675,173     6,983,000     1,150,000

Unrealized gain on securities
 available for sale at July 1, 1994          --            --            --

Unrealized loss on securities
 available for sale                          --            --            --

Net loss, year ended June 30, 1995           --            --            --

Exercise of stock options                    --            --            --

Dividends:

    Cash, $.25 per share                     --            --            --

Acquisition of treasury stock               2,155        28,000          --

ESOP loan repayment                          --            --        (262,000)
                                     ------------  ------------  ------------

BALANCE, JUNE 30, 1995                    677,328     7,011,000       888,000

Unrealized gain on securities
 available for sale at July 1, 1995          --            --            --

Net earnings, year ended
 June 30, 1996                               --            --            --

ESOP loan repayment                          --            --        (184,000)
                                     ------------  ------------  ------------
BALANCE, JUNE 30, 1996                    677,328  $  7,011,000  $    704,000
                                     ============  ============  ============

The accompanying notes are an integral part of these financial statements.

JACLYN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Jaclyn, Inc. and its subsidiaries (the "Company") are engaged in the design, manufacture, marketing and sale of handbags, accessories, apparel and related products. The Company sells its products to retailers, including department and specialty stores, national chains, major discounters and mass volume retailers, throughout the United States.

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the 1994 financial statements to conform to the presentation used in 1995 and 1996.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Accounting Changes

Effective July 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115,"Accounting for Investments in Debt and Equity Securities," (SFAS 115), the effect of which was not material. All securities classified as available for sale are recorded at fair market value and the resulting unrealized gain (loss) is recorded as a component of Stockholder's Equity.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, plant and equipment

Property, plant and equipment are stated at cost. The Company provides for depreciation and amortization on the straight-line method based on the shorter of the estimated useful lives or lease period of the respective depreciable or amortizable assets.

Intangible Assets

Goodwill and trademarks arising from acquisitions are being amortized on a straight-line basis over periods not exceeding 20 years. The Company regularly reviews the individual components of the balances by evaluating the future cash flows of the businesses to determine the recoverability of the assets and recognizes, on a current basis, any diminution in value.

Revenue Recognition

Revenue is recognized at the time merchandise is shipped. Retail factory outlet store revenues are recognized at the time of sale.

New Accounting Pronouncements

SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Adoption of SFAS No. 121, which is effective for years beginning after December 15, 1995, is not expected to have a material impact on the Company.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The standard encourages, but does not require, companies to recognize compensation expense of grants for stock, stock options and other equity instruments to employees based on fair value accounting rules. SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The Standard is effective for fiscal years beginning after December 15, 1995. The Company has not yet determined if it will adopt the accounting provisions of SFAS No. 123 or only the disclosure provision. However, the Company does not believe that the adoption of SFAS No. 123 will have a significant effect on its results of operations.

Cash and Cash Equivalents

Cash in excess of daily requirements is invested in certificates of deposits and money market funds with maturities of three months or less. Such investments are deemed to be cash equivalents.

Fair Value of Financial Instruments
The carrying amount of cash, accounts receivable, accounts and notes payable and accrued expenses are assumed to approximate fair value due to their short maturities. The carrying value of the long-term bank loan, which bears interest at a variable rate, approximates fair value. Securities are recorded at fair value, which is based principally on quoted market prices.

Earnings (loss) per share

Earnings (loss) per share of common stock is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during each year. The assumed exercise of stock options has not been included in the calculation as the effect is not material.

NOTE B - SECURITIES

Securities available for sale at June 30, 1996 and June 30, 1995 follow:

                                                      1996            1995

                   Cost: $3,546,000 at June 30,
                      1996 and $4,925,000 at
                      June 30, 1995                $3,614,000      $4,948,000

At June 30, 1996 and 1995, securities had unrealized gains of $69,000 and $23,000 and unrealized loses of $1,000 and $ -0-, respectively.

The net realized gain on the sale of securities, which is included in other income, net in the Consolidated Statement of Operations, is $13,000 for the fiscal year ended June 30, 1995.

NOTE C- INVENTORIES

Inventories consist of:

                                              1996               1995
                                           -----------        -----------
                        Raw material       $ 4,379,000        $ 1,829,000
                        Work in process      1,797,000          1,065,000
                        Finished goods       4,896,000          4,848,000
                                           -----------        -----------
                                           $11,072,000        $ 7,742,000
                                           ===========        ===========

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                        1996         1995

                     Land                            $  182,000   $  182,000
                     Buildings                        1,311,000    1,311,000
                     Machinery and equipment          1,291,000    1,227,000
                     Furniture and fixtures             359,000      357,000
                     Leasehold improvements             708,000      633,000
                     Automobiles and trucks              46,000       82,000
                                                     ----------   ----------
                                                      3,897,000    3,792,000
                     Less accumulated depreciation
                        and amortization              2,416,000    2,178,000
                                                     ----------   ----------
                                                     $1,481,000   $1,614,000
                                                     ==========   ==========

NOTE E - COMMITMENTS

The Company leases office, warehouse and retail sales facilities under non-cancelable leases that expire in various years through the year 2000. One leased warehouse, which lease expired on June 30, 1996, is owned by an entity controlled by certain officers and stockholders of the Company. The Company paid $250,300 for each of the years ended June 30, 1996, 1995 and 1994. This lease agreement was not renewed.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

                           Year Ended        Showroom Assembling
                           June 30,          and Distribution Facilities

                             1997                    $351,000

                             1998                     142,000

                             1999                      24,000

                             2000                      14,000

                             2001                          --

Rental expense, including real estate taxes, for all operating leases, totaled $938,000, $1,062,000 and $1,046,000 for 1996, 1995 and 1994, respectively.

NOTE F - CREDIT FACILITIES

The Company has a line of credit with a bank to issue short-term loans, letters of credit and bankers acceptances amounting to $15,000,000. At June 30, 1996 and 1995, the Company was contingently obligated on open letters of credit for approximately $8,584,000 and $7,567,000, respectively. Within the $15,000,000 credit line, the Company can borrow up to $7,500,000 on an unsecured short-term line of credit and a banker's acceptance line. Borrowings on the unsecured short-term line of credit were $1,100,000 and $2,500,000 as of June 30, 1996 and 1995, respectively. Borrowings on the bankers acceptance line were $-0- and $1,038,000 as of June 30, 1996 and 1995, respectively. These loans were at the bank's prime rate or below (LIBOR) at the option of the Company. The bank's prime rate at June 30, 1996 was 8.25%. During fiscal 1996, the average amount outstanding under the short-term line was $2,895,000 with a weighted average interest rate of 8.0%. During 1995, the average amount outstanding under the short-term line was $4,541,000 with a weighted average interest rate of 7.2%. The maximum amount outstanding during fiscal 1996 and fiscal 1995 was $4,000,000 and $6,931,000, respectively.

NOTE G - STOCK OPTIONS

The Company has an Incentive Stock Option Plan permitting the granting of options to purchase up to 500,000 shares of common stock. Under the Plan, the option price cannot be less than the fair market value of the stock as of the date of the granting of the option and 110% of the fair market value for certain management employees. Options, which may be granted to December 2000, are exercisable as determined by the Board of Directors.

At June 30, 1996, 287,583 shares of common stock were available for grant in connection with the above plan. Changes under the plan for each of the three years in the period ended June 30, 1996, are as follows:

                                            1996          1995          1994

Shares under option, beginning of year   154,585       152,021        52,338

Granted                                     --          25,000       107,545

Canceled                                 (21,417)      (19,221)         --

Exercised                                   --          (3,215)       (7,862)
                                        -----------   -----------   -----------

Shares under option, end of year         133,168       154,585       152,021
                                        ===========   ===========   ===========

Shares exercisable, end of year          120,668       129,585       152,021
                                        ===========   ===========   ===========

Option prices of shares exercisable     $4.13-13.61   $4.13-13.61   $6.38-13.61
                                        ===========   ===========   ===========

NOTE H- PREFERRED STOCK

The Board of Directors of the Company has authority (without action by the stockholders) to issue the authorized and unissued preferred stock in one or more series and, within certain limitations to determine the voting rights, preference as to dividends and in liquidation, conversion and other rights of each such series. No shares of preferred stock have been issued.

NOTE I - INCOME TAXES

The components of the Company's tax provision (benefit) for each of the three years ended June 30, 1996 follow:

                                       1996             1995             1994

          Current:
            Federal                $   148,000      ($  308,000)     $   625,000
            State and Local             31,000           33,000          133,000
            Foreign                    645,000          148,000           85,000
                                   -----------      -----------      -----------
                                       824,000         (127,000)         843,000
          Deferred:
            Federal and State         (367,000)      (1,436,000)         122,000
                                   ===========      ===========      ===========
          Provision (benefit)      $   457,000      ($1,563,000)     $   965,000
                                   ===========      ===========      ===========

A reconciliation between the provision for income taxes computed by applying the federal statutory rate to income (loss) before income taxes and the actual provision (benefit) for income taxes is as follows:

                                                1996        1995        1994
Provision (benefit) for income
 taxes at statutory rate                        34.0%      (34.0)%      34.0%
State and local income taxes net
 of federal tax benefit                          7.4        (6.3)        3.4
Tax exempt interest                             (1.7)       (2.3)       (4.5)
Other                                            0.3         2.3         4.9
                                                ----       -----        ----
Effective tax rate                              40.0%      (40.3)%      37.8%
                                                ====       =====        ====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred tax assets as of June 30, 1996 and 1995 are as follows:

                                                  June 30,
                             ==================================================
                                       1996                     1995
                             ========================  ========================
                               Assets     Liabilities    Assets     Liabilities

Depreciation
and amortization                   --     $  726,000         --     $  437,000

Leases                             --        251,000         --        309,000

Foreign taxes                      --        645,000         --        255,000

Inventory                    $  638,000         --     $  237,000         --

Bad debt and
other reserves                  295,000         --        508,000         --

Reserve for
sales allowances              1,030,000         --        354,000         --

Reserve for
restructuring costs              37,000         --        212,000         --

Reserve for royalties              --           --        136,000         --

Other                           395,000       35,000      292,000      367,000
                             ----------   ----------   ----------   ----------
                             $2,395,000   $1,657,000   $1,739,000   $1,368,000
                             ==========   ==========   ==========   ==========

NOTE J - EMPLOYEE'S PENSION TRUST

The Company and its subsidiaries have a trusteed defined benefit pension plan for certain of their salaried and hourly personnel. The plan provides pension benefits that are based on a fixed amount of compensation per year of service, career average pay or on the employee's compensation during a specified number of years before retirement. The Company's funding policy is to make annual contributions required by the Employee Retirement Security Act of 1974.

The net pension expense for 1996, 1995, and 1994 included the following components:

                                           1996           1995           1994

Service cost - benefits
earned during the period                $ 184,000      $ 144,000      $ 137,000

Interest cost on projected
benefit obligations                       175,000        137,000        145,000

Actual return on assets                  (155,000)        (2,000)       (75,000)

Net amortization and deferral              12,000       (204,000)      (146,000)
                                        ---------      ---------      ---------
Net pension expense                     $ 216,000      $  75,000      $  61,000
                                        =========      =========      =========

Assumptions used in determining the net pension charges were:

                                                1996        1995        1994

Discount rates                                  7.25%       7.25%       7.25%

Rates of increase in compensation levels        3.00%       2.50%       2.50%

Expected long-term rate of return on assets     6.50%       6.75%       7.25%

The following table sets forth the plan's funded status and amount recognized in the Company's balance sheets at June 30, 1996, and 1995.

                                                        1996           1995

Actuarial present value of benefit obligations:
  Vested benefit obligation                          $ 1,920,000    $ 1,541,000
                                                     ===========    ===========
  Accumulated benefit obligation                     $ 2,118,000    $ 1,612,000
                                                     ===========    ===========
Plan assets at fair value                            $ 2,142,000    $ 2,258,000
Less projected benefit obligation                      2,556,000      1,911,000
                                                     -----------    -----------
Plan assets (less than) in excess of projected
   benefit obligation                                   (414,000)       347,000
Unrecognized prior service cost                            5,000          6,000
Unrecognized net loss                                    691,000         28,000
Unrecognized net asset                                  (321,000)      (360,000)
                                                     -----------    -----------
(Accrued) prepaid pension costs                      ($   39,000)   $    21,000
                                                     ===========    ===========

Plan assets at June 30, 1996 and June 30, 1995, consisted primarily of U.S. Government securities and high-grade corporate notes. Also included in plan assets at those dates were 22,654 shares of the common stock of the Company with a market value of $93,000 and $$125,000, respectively.

NOTE K - SALES TO MAJOR CUSTOMERS

During the year ended June 30, 1996, 1995 and 1994, revenues derived from sales to one customer were 20%, 15% and 18%, respectively. Sales to a second customer were 12%, 13% and 6%, respectively, and to a third customer were 11%, 8% and 5%, respectively.

NOTE L - EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company established a non-contributory Employee Stock Ownership Plan (the "ESOP") and Trust, for its employees who are not covered by a collective bargaining agreement.

On February 15, 1994, the ESOP authorized the Trust to borrow $1,150,000 from a bank, which loan is guaranteed by the Company. The debt bears interest at the prime rate and is payable in a minimum of ten annual installments. The proceeds, together with the Company's contribution of $100,000 for the fiscal year ended June 30, 1994, representing interest and other costs, were used to purchase 90,000 shares of common stock at $13.125 (the market price on February 14, 1994) from members of the control group representing officers and shareholders of the Company. As of June 30, 1996, the guaranteed ESOP bank loan was $704,000.

Contributions to the ESOP are at the discretion of the Company's Board of Directors. During fiscal 1996 and 1995, the Company contributed approximately $250,000 and $315,000 to the ESOP, respectively. ESOP expense was approximately $250,000 for each year ended June 30,1996 and June 30, 1995, which includes $184,000 and $182,000 of compensation expense and 77,000 and 68,000 of interest expense, respectively. Compensation expense related to the plan is based upon the number of shares allocated to participants in the current year.

Vesting occurs after five years of service. However, if the ESOP is deemed "top-heavy", vesting will occur at the rate of 20% per year after the completion of the second year of service.

NOTE M - PURCHASE OF TRADEMARKS

During June 1996, the Company acquired certain trademarks and other assets from McCrackin Industries, Inc. and its affiliates, for a purchase price of $1,500,000. The trademarks include "Saddle River," under which the Company has been manufacturing and distributing women's handbags for the past 9 years. In connection with the acquisition, two of the principals of McCrackin Industries have entered into a separate consulting agreement with the Company for a period of 18 months for marketing and consulting services. During this period, those principals have an option to buy back the trademarks for pre-determined prices in excess of the purchase price.

NOTE N - CORPORATE RESTRUCTURING

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

NOTE O - UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data, in thousands of dollars except for per share amounts, for the fiscal years ended June 30, 1996 and 1995, are as follows:
                                         Three Months Ended
                       ---------------------------------------------------------
                         June 30,      March 31,     December 31,  September 30,
                           1996          1996            1995          1995
Revenue:
  Net sales              $21,270       $18,045         $15,159       $17,838
  Other income           $    82       $    76         $    88       $    82
                         -------       -------         -------       -------
                         $21,352       $18,121         $15,247       $17,920
                         -------       -------         -------       -------
Gross profit             $ 5,575       $ 4,544         $ 3,858       $ 4,500
                         =======       =======         =======       =======
Net earnings             $   227       $   135         $    87       $   236
                         =======       =======         =======       =======
Earnings per
common share             $   .08       $   .05         $   .03       $   .09
                         =======       =======         =======       =======

                                         Three Months Ended
                       ---------------------------------------------------------
                         June 30,      March 31,     December 31,  September 30,
                           1995          1995            1994          1994
Revenue:
  Net sales              $ 16,935      $ 17,289        $ 15,552      $ 23,801
  Other income                 80            80              54           103
                         --------      --------        --------      --------
                         $ 17,015      $ 17,369        $ 15,606      $ 23,904
                         ========      ========        ========      ========
Gross profit             $  2,691      $  4,818        $  2,413      $  5,016
                         ========      ========        ========      ========
Net (loss) earnings      ($   720)(1) ($     26)(2)   ($  1,957)(3)  $    383
                         ========      ========        ========      ========
(Loss) earnings per
   common share          ($   .26)     ($   .01)       ($   .73)     $    .14
                         ========      ========        ========      ========

- --------
     (1) Includes the pre-tax costs of $846 related to the restructuring representing additional costs in connection with the wind-down of operations of the facilities closed.

     (2) Includes the pre-tax costs of $390 related to the restructuring representing additional costs in connection with the wind-down of operations of the facilities closed.

     (3) Includes a pre-tax restructuring charge of $995 and expenses of $525, primarily for the write-down of inventory in connection with the restructuring.

JACLYN, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

- -------------------------------------------------------------------------------------------------
                    Column A                  Column C                 Column D         Column E

                                             Additions
                                    ===========================
Description        Balance at       (Credited)       Charged to       Deductions       Balance at
                   beginning        Charged to        accounts           (2)             end of
                   of period        costs and           (1)                              period
                                     expenses
Year ended
June 30,
1996                $301,000         $527,000          $32,000         $100,000         $760,000
                    ========         ========          =======         ========         ========
Year ended
June 30,
1995                $375,000        ($114,000)         $79,000          $39,000         $301,000
                    ========         ========          =======         ========         ========
Year ended
June 30,
1994                $298,000         $202,000          $56,000         $181,000         $375,000
                    ========         ========          =======         ========         ========

(1) Collection accounts previously written off.
(2) Doubtful accounts written off.