Form 10-Q
period 1996-09-30
JACLYN INC
filed 1996-11-13
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 1-5863

                                  JACLYN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     22-1432053
-------------------------------                    ------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

 635 59th Street, West New York, New Jersey                07093
 ------------------------------------------              ----------
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

              Class                             Outstanding at November 1, 1996
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

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

Item 1

  Condensed Consolidated Balance Sheets--
     September 30, 1996 (unaudited) and June 30, 1996
     (derived from audited financial statements)                            3

   Condensed Consolidated Statements of Earnings--
     Three Months Ended September 30, 1996 and 1995 (unaudited)             4

  Condensed Consolidated Statemets of Cash Flows--Three Months
     Ended September 30, 1996 and 1995 (unaudited)                          5

  Notes to Condensed Consolidated Financial Statements                      6

Item 2

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                    7

PART II.  OTHER INFORMATION:

Item 6

  Exhibits and reports on Form 8-K                                          8

  Signatures                                                                8

                          PART I. FINANCIAL INFORMATION
                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                    September 30,     June 30,
                                                        1996           1996
                                                    -------------   -----------
                                                    (Unaudited)     (See below)
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $ 1,723        $   665
                                                       -------        -------
Securities available for sale                            3,607          3,614
                                                       -------        -------
Accounts receivable, net                                11,016         10,305
                                                       -------        -------
Inventories:
      Raw materials                                      2,356          4,379
      Work in process                                      961          1,797
      Finished goods                                     5,318          4,896
                                                       -------        -------
                                                         8,635         11,072
                                                       -------        -------
Prepaid expenses and other assets                        2,813          3,087
                                                       -------        -------
TOTAL CURRENT ASSETS                                    27,794         28,743
                                                       -------        -------
PROPERTY, PLANT AND EQUIPMENT, net                       1,456          1,481
OTHER ASSETS                                             1,713          1,757
                                                       -------        -------
     TOTAL ASSETS                                      $30,963        $31,981
                                                       =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable--bank                              $ 3,650        $ 1,100
      Accounts payable                                   3,067          6,279
      Other current liabilities                          4,667          5,371
                                                       -------        -------
TOTAL CURRENT LIABILITIES                               11,384         12,750
                                                       -------        -------
GUARANTEED BANK LOAN--ESOP                                 704            704
                                                       -------        -------
OTHER NON-CURRENT LIABILITIES                               28             32
                                                       -------        -------
DEFERRED TAXES ON INCOME                                 1,656          1,657
                                                       -------        -------
COMMITMENTS
STOCKHOLDERS' EQUITY
      Common stock                                       3,369          3,369
      Additional paid-in capital                        12,117         12,117
      Retained earnings                                  9,381          9,026
                                                       -------        -------
                                                        24,867         24,512
      Less:  Common shares in treasury at cost           7,011          7,011
              Guaranteed bank loan--ESOP                   704            704

      Add:   Unrealized gain on securities
              available for sale                            39             41
                                                       -------        -------
TOTAL STOCKHOLDERS' EQUITY                              17,191         16,838
                                                       -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $30,963        $31,981
                                                       =======        =======

The June 30, 1996 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                            Three Months Ended
                                                               September 30,
                                                        ------------------------
                                                           1996          1995
                                                        ----------    ----------
Revenues:
  Net Sales                                             $   22,977    $   17,838
  Other Income                                                  60            82
                                                        ----------    ----------
                                                            23,037        17,920
                                                        ----------    ----------
  Cost of Goods Sold                                        17,731        13,338
  Shipping, Selling and Administrative Expenses              4,626         4,124
  Interest Expense                                              89            66
                                                        ----------    ----------
                                                            22,446        17,528
                                                        ----------    ----------
Earnings before income taxes                                   591           392
Provision for income taxes                                     236           156
                                                        ----------    ----------
Net Earnings                                            $      355    $      236
                                                        ==========    ==========

Average number of shares outstanding                     2,691,405     2,691,405
                                                        ==========    ==========

Earnings per common share                               $     0.13    $     0.09
                                                        ==========    ==========

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             Three Months Ended
                                                                September 30,
                                                            -------------------
                                                              1996         1995
                                                            --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                                $   355     $   236
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
Depreciation and amortization                                   121          76
Deferred income tax                                              (1)          5
Unrealized loss from marketable securities                        5           9
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                  (711)      1,227
   Decrease in inventories                                    2,437       1,967
   Decrease in prepaid expenses and other
    current assets                                               45         146
   Decrease in prepaid and refundable income taxes              229         147
   Decrease (increase) in security deposits and
    other assets                                                  5         (10)
   Decrease in accounts payable and other
    current liabilities                                      (3,916)     (1,088)
                                                            -------     -------
 Net cash (used in) provided by operating activities         (1,431)      2,715
                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                          (67)        (26)
   Proceeds from sale of property                                10           1
   Maturities of  marketable securities
    --at cost--available for sale                              --            36
                                                            -------     -------
Net cash (used in) provided by investing activities             (57)         11
                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease)  in loans payable--bank                2,550        (603)
   (Decrease) in other non-current liabilities payable           (4)       --
                                                            -------     -------
Net cash provided by (used in) financing activities           2,546        (603)
                                                            -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     1,058       2,123
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  665         243
                                                            -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 1,723     $ 2,366
                                                            -------     -------
SUPPLEMENTAL INFORMATION:

Interest paid                                               $    89     $    66
                                                            -------     -------
Taxes paid                                                  $    22     $    22
                                                            -------     -------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1996 and the condensed consolidated statements of operations and cash flows for the three month periods ended September 30, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders. The results of operations for the period ended September 30, 1996 are not necessarily indicative of operating results for the full fiscal year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased during the three month period ended September 30, 1996 to $1,723,000 from $665,000 at June 30, 1996. The increase this period was due to an increase in funds provided by financing activities of $2,546,000 from increased borrowing under the Company's bank line of credit for working capital needs, offset by funds used in operating activities, mainly for the payment of accounts payable and other current liabilities. The Company believes that funds provided by operations, existing working capital and the Company's current bank lines will be sufficient to meet foreseeable working capital requirements. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS

Net sales were $22,977,000 during the three month period ended September 30, 1996, compared to $17,838,000 in the three month period ended September 30, 1995. The increase in sales was primarily due to higher sales for the Company's new sleepwear division and Saddle River(TM) division. Cost of goods sold in proportion to sales was higher this quarter as compared to last year's same quarter due to lower margins achieved in certain divisions where short-term promotional selling was used to establish or maintain market share. Shipping, selling and administrative expenses increased mainly due to an increase in volume related expenses; however, the percentage of these costs versus net sales declined approximately 3% when compared to the same quarter in fiscal 1996. Other income, primarily from investments, was lower this year compared to last year's same quarter due to lower funds available for investment resulting from the previously announced purchase of the Saddle River trademark. The increase in earnings before income taxes for the first quarter in fiscal 1997 compared to the equivalent period of fiscal 1996 was mainly due to an increase in sales and proportionately lower shipping, selling, and administrative expenses. Net earnings for the quarter ended September 30, 1996 were $335,000 compared to net earnings for the same period last year of $236,000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended September 30, 1996.


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

                                                   JACLYN, INC.
                                                   -----------------------------
                                                   (Registrant)

November 12, 1996                                  /s/ ALLAN GINSBURG
                                                   -----------------------------
                                                       Allan Ginsburg
                                                       Chairman of the Board

November 12, 1996                                  /s/ ANTHONY CHRISTON
                                                   -----------------------------
                                                       Anthony Christon
                                                       Vice President
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                        Description                          Page No.
-----------                        -----------                          --------
     27                      Financial Data Schedule                       10