Form 10-Q
period 1996-12-31
JACLYN INC
filed 1997-02-13
CIK 52969

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  _______ to _________

      Commission File Number 1-5863

                                  JACLYN, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                        22-1432053
 -------------------------------                    ----------------
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

                                      NONE
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at February 1, 1997
------------------------------------         --------------------------------
Common Stock, par value $1 per share                  2,691,405


================================================================================

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
Part I.  Financial Information:                                      --------

Item 1

      Condensed Consolidated Balance Sheets--December 31, 1996
        (unaudited) and  June 30, 1996

        (derived from audited financial statements)                       3

      Condensed Consolidated Statements of Earnings--
        Three Months and Six Months Ended December 31, 1996 and 1995 (unaudited)

      Condensed Consolidated Statements of Cash Flows--Six Months
        Ended December 31, 1996 and 1995 (unaudited)                      5

      Notes to Condensed Consolidated Financial Statements
        (unaudited)                                                       6

Item 2

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               7

Part II.  Other Information:

Item 6

      Exhibits and reports on Form 8-K                                    8

      Signatures                                                          8

                          PART 1. FINANCIAL INFORMATION
                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                December 31,      June 30,
                                                    1996            1996
                                                (Unaudited)      (See Note)
                                                ------------    ------------
                                     ASSETS

CURRENT ASSETS:

Cash and cash equivalents                         $ 4,353         $   665
                                                  -------         -------
Securities available for sale                       3,605           3,614
                                                  -------         -------
Accounts receivable, net                            7,262          10,305
                                                  -------         -------
Inventories:

    Raw materials                                   2,149           4,379
    Work in process                                   520           1,797
    Finished goods                                  3,288           4,896
                                                  -------         -------
                                                    5,957          11,072
                                                  -------         -------
Prepaid expenses and other assets                   2,535           3,087
                                                  -------         -------
TOTAL CURRENT ASSETS                               23,712          28,743
                                                  -------         -------
PROPERTY, PLANT AND EQUIPMENT, net                  1,521           1,481
OTHER ASSETS                                        1,669           1,757
                                                  -------         -------
     TOTAL ASSETS                                 $26,902         $31,981
                                                  =======         =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Notes payable--bank                           $   100         $ 1,100
    Accounts payable                                2,603           6,279
    Other current liabilities                       4,486           5,371
                                                  -------         -------
TOTAL CURRENT LIABILITIES                           7,189          12,750
                                                  -------         -------
GUARANTEED BANK LOAN--ESOP                            509             704
                                                  -------         -------
OTHER NON-CURRENT LIABILITIES                          27              32
                                                  -------         -------
DEFERRED INCOME TAXES                               1,657           1,657
                                                  -------         -------
COMMITMENTS

STOCKHOLDERS' EQUITY

    Common stock                                    3,369           3,369
    Additional paid-in capital                     12,117          12,117
    Retained earnings                               9,516           9,026
                                                  -------         -------
                                                   25,002          24,512
    Less:  Common shares in treasury at cost        7,011           7,011
           Guaranteed bank loan - ESOP                509             704
     Add:  Unrealized gain on securities
           available for sale                          38              41
                                                  -------         -------
TOTAL STOCKHOLDERS' EQUITY                         17,520          16,838
                                                  -------         -------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                     $26,902         $31,981
                                                  =======         =======


Note: The June 30, 1996 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                            Three Months Ended             Six Months Ended
                                               December 31,                  December 31,
                                        ---------------------------     ------------------------
                                            1996            1995            1996         1995
                                         -----------   ------------     -----------   ----------
Revenues:

    Net Sales                            $   19,718      $   15,159     $   42,695    $   32,997
    Other Income                                 58              88            118           170
                                         ----------      ----------     ----------    ----------
                                             19,776          15,247         42,813        33,167
                                         ----------      ----------     ----------    ----------
Costs and Expenses:

    Cost of Goods Sold                       14,507          11,301         32,238        24,639
    Shipping, Selling and
      Administrative Expenses                 4,997           3,763          9,623         7,888
    Interest Expense                             47              39            136           105
                                         ----------      ----------     ----------    ----------
                                             19,551          15,103         41,997        32,632
                                         ----------      ----------     ----------    ----------
Earnings before income taxes                    225             144            816           535
Provision  for income taxes                      91              57            326           212
                                         ----------      ----------     ----------    ----------
Net earnings                             $      134      $       87     $      490    $      323
                                         ==========      ==========     ==========    ===========
Average number of shares outstanding      2,793,405       2,691,405      2,793,405     2,691,405
                                         ==========      ==========     ==========    ===========

PER SHARE DATA:

Net earnings per common share            $     0.05      $     0.03     $     0.18         $0.12
                                         ==========      ==========     ==========    ==========

See notes to condensed consolidated financial statements.


                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                               Six Months Ended
                                                                                 December 31,
                                                                            --------------------
                                                                             1996          1995
                                                                            -------       ------
Cash Flows From Operating Activities:
Net earnings                                                                $  490       $   323
Adjustments to reconcile net earnings to net cash provided by (used in)
 operating activities:
Unrealized loss from marketable securities                                       6             4
Depreciation and amortization                                                  177           153
Changes in assets and liabilities:

   Decrease in accounts receivable                                           3,043         2,088
   Decrease in inventories                                                   5,115         1,600
   Decrease in prepaid expenses and other current assets                       552           466
   Decrease in security deposits and other assets                               10            11
   Decrease in accounts payable and other current liabilities               (4,561)         (838)
                                                                           -------       --------
 Net cash provided by operating activities                                   4,832         3,807
                                                                           -------       --------
Cash Flows From Investing Activities:

   Additions to property and equipment                                        (151)          (72)
   Proceeds from sale of property                                               12             2
   Purchases of securities available for sale                                   --          (300)
   Maturities of  securities available for sale                                 --           430
                                                                           -------       --------
Net cash (used in) provided by investing activities                           (139)           60
                                                                           -------       --------
Cash Flows From Financing Activities:
   Decrease in notes payable--bank                                          (1,000)       (3,188)
   (Decrease) increase in other non-current liabilities                         (5)            4
                                                                           -------       --------
Net cash used in financing activities                                       (1,005)       (3,184)
                                                                           -------       --------
Net Increase in Cash and Cash Equivalents                                    3,688           683
Cash and Cash Equivalents, beginning of period                                 665           243
                                                                           -------       --------
Cash and Cash Equivalents, end of period                                   $ 4,353       $   926
                                                                           =======       ========
Supplemental Information:

Interest paid                                                              $   136       $   105
                                                                           -------       --------
Taxes paid                                                                 $   514       $   145
                                                                           -------       --------


See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     1. The condensed consolidated balance sheet as of December 31, 1996 and the condensed consolidated statements of earnings for the three and six month periods ended December 31, 1996 and 1995, and the condensed consolidated statement of cash flows for the six month periods ended December 31, 1996 and 1995, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders. The results of operations for the period ended December 31, 1996 are not necessarily indicative of operating results for the full fiscal year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased during the six month period ended December 31, 1996 to $4,353,000 from $665,000 at June 30, 1996. The increase this period was due to a net increase in cash provided by operating activities of $4,832,000, primarily from decreases in inventory and accounts receivable, offset by a decrease in accounts payable and other current liabilities. The net increase in cash provided by operating activities was used, in part, to pay down $1,000,000 of short-term bank loans. The Company believes that funds provided by operations, existing working capital and the Company's current bank lines will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS

Net sales were $19,718,000 and $42,695,000 during the three and six-month periods ended December 31, 1996, compared to $15,159,000 and $32,997,000 in the three and six-month periods ended December 31, 1995, respectively. The increases in sales for both the quarter and six months ended December 31, 1996 were primarily due to sales from the Company's new sleepwear division and higher sales in the Children's division. Cost of goods sold in proportion to sales was lower for the three month period ended December 31, 1996 compared to the prior year comparable period due to higher licensed product sales and a reduction in short-term promotional selling used earlier in the fiscal year to establish or maintain market share. Shipping, selling and administrative expenses increased due to higher royalty expense related to sales of licensed products as well as volume related increases. Other income was lower in the quarter ended December 31, 1996 mainly due to a decrease in funds available for investment resulting from the previously announced purchase of the Saddle River trademark. The increase in interest expense reflects higher average borrowing during the current three and six month periods compared to the same periods last year.

The increase in earnings before income taxes for the three and six-month periods as compared to the equivalent periods of last year was due mainly to higher margins in the three month period and relatively lower shipping, selling and administrative expenses for the six month period. Net earnings for the three and six-month period ended December 31, 1996 were $134,000 and $490,000 compared to net earnings for the same periods last year of $87,000 and $323,000, respectively.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 JACLYN, INC.
                                                 -------------------------------
                                                 (Registrant)

February 12, 1997                                /s/ ROBERT CHESTNOV
                                                 -------------------------------
                                                 Robert Chestnov
                                                 President
                                                 Chief Executive Officer

February 12, 1997                                /s/ ANTHONY CHRISTON
                                                 -------------------------------
                                                 Anthony Christon
                                                 Vice President
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION                         PAGE NO.
----------            -----------                         --------
   27             Financial Data Schedule                    10