Form 10-Q
period 1997-03-31
JACLYN INC
filed 1997-05-09
CIK 52969

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ______

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


                                 (201) 868-9400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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


            Class                                 Outstanding at May 1, 1997
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

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

Item 1

  Condensed Consolidated Balance Sheets -
    March 31, 1997 (unaudited) and June 30, 1996 (derived
    from audited financial statements)                                     3

  Condensed Consolidated Statements of Earnings -
    Three Months and Nine Months Ended March 31, 1997
    and 1996 (unaudited)                                                   4

  Condensed Consolidated Statements of Cash Flows - Nine Months
    Ended March 31, 1997 and 1996 (unaudited)                              5

  Notes to Condensed Consolidated Financial Statements (unaudited)         6


Item 2

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                    7

PART II.  OTHER INFORMATION:

Item 1
  Legal Proceedings
                                                                           8

Item 6
  Exhibits and reports on Form 8-K                                         8

  Signatures                                                               9

                          PART 1. FINANCIAL INFORMATION
                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                   March 31, 1997  June 30, 1996
                                                    (Unaudited)     (See Note)
                                                   --------------  -------------
                                     ASSETS


CURRENT ASSETS:

Cash and cash equivalents                              $ 2,537       $   665

Securities available for sale                            3,582         3,614

Accounts receivable, net                                 6,873        10,305
Inventories:
      Raw materials                                      2,438         4,379
      Work in process                                      970         1,797
      Finished goods                                     2,212         4,896
                                                       -------       -------
                                                         5,620        11,072
Prepaid expenses and other assets                        2,883         3,087
                                                       -------       -------
TOTAL CURRENT ASSETS                                    21,495        28,743
PROPERTY, PLANT AND EQUIPMENT, net                       1,610         1,481
OTHER ASSETS                                             1,620         1,757
                                                       -------       -------
     TOTAL ASSETS                                      $24,725       $31,981
                                                       =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
      Notes payable - bank                             $     -       $ 1,100
      Accounts payable                                   1,795         6,279
      Other current liabilities                          3,171         5,371
                                                       -------       -------
TOTAL CURRENT LIABILITIES                                4,966        12,750
GUARANTEED BANK LOAN - ESOP                                509           704
OTHER NON-CURRENT LIABILITIES                               27            32
DEFERRED INCOME TAXES                                    1,647         1,657
COMMITMENTS
STOCKHOLDERS' EQUITY
      Common stock                                       3,369         3,369
      Additional paid-in capital                        12,117        12,117
      Retained earnings                                  9,584         9,026
                                                       -------       -------
                                                        25,070        24,512
      Less:  Common shares in treasury at cost           7,011         7,011
             Guaranteed bank loan - ESOP                   509           704
      Add:   Unrealized gain on securities
             available for sale                             26            41
                                                       -------       -------
TOTAL STOCKHOLDERS' EQUITY                              17,576        16,838
                                                       -------       -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $24,725       $31,981
                                                       =======       =======

Note: The June 30, 1996 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                                 MARCH 31,                         MARCH 31,
                                                                        -------------------------          -------------------------
                                                                        1997                1996           1997                1996
                                                                        ----                ----           ----                ----
Revenues:
    Net Sales                                                          $   13,778       $   18,045       $   56,473       $   51,042
    Other Income                                                               77               76              195              246
                                                                       ----------       ----------       ----------       ----------
                                                                           13,855           18,121           56,668           51,288
                                                                       ----------       ----------       ----------       ----------
Costs and Expenses:
    Cost of Goods Sold                                                      9,758           13,501           41,997           38,140
    Shipping, Selling and Administrative Expenses                           3,982            4,385           13,605           12,273
    Interest Expense                                                            1                8              137              113
                                                                       ----------       ----------       ----------       ----------
                                                                           13,741           17,894           55,739           50,526
                                                                       ----------       ----------       ----------       ----------
Earnings before income taxes                                                  114              227              929              762
Provision  for income taxes                                                    46               92              371              304
                                                                       ----------       ----------       ----------       ----------
Net earnings                                                           $       68       $      135       $      558       $      458
                                                                       ==========       ==========       ==========       ==========
Average number of shares outstanding                                    2,831,155        2,691,405        2,831,155        2,691,405
                                                                       ==========       ==========       ==========       ==========
PER SHARE DATA:
Net earnings per common share                                          $     0.02       $     0.05       $     0.20       $     0.17
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

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                           NINE MONTHS ENDED
                                                                               MARCH 31,
                                                                           ------------------
                                                                             1997      1996
                                                                           -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:


Net earnings                                                               $   558    $   458

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Unrealized loss from marketable securities                                      17       --

Depreciation and amortization                                                  356        230

Deferred income taxes                                                          (10)        39

Changes in assets and liabilities:
   Decrease in accounts receivable                                           3,432      1,207
   Decrease in inventories                                                   5,452      1,723
   Decrease in prepaid expenses and other current assets                       204        497
   Decrease in security deposits and other assets                               20         25
   (Decrease) increase in accounts payable and other current liabilities    (6,684)       389
                                                                           -------    -------
 Net cash provided by operating activities                                   3,345      4,568
                                                                           -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                        (388)      (129)
   Proceeds from sale of property                                               20          4
   Purchases of securities available for sale                                 --       (1,752)
   Maturities of  securities available for sale                               --        1,648
                                                                           -------    -------
Net cash used in investing activities                                         (368)      (229)
                                                                           -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in notes payable - bank                                         (1,100)    (3,470)
   (Decrease) increase in other non-current liabilities                         (5)         8
                                                                           -------    -------
Net cash used in financing activities                                       (1,105)    (3,462)
                                                                           -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    1,872        877

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 665        243
                                                                           -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 2,537    $ 1,120
                                                                           =======    =======
SUPPLEMENTAL INFORMATION:
Interest paid                                                              $   137    $   113
                                                                           -------    -------
Taxes paid                                                                 $   830    $   152
                                                                           -------    -------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of earnings for the three and nine month periods ended March 31, 1997 and 1996, and the condensed consolidated statement of cash flows for the nine month periods ended March 31, 1997 and 1996, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders. The results of operations for the period ended March 31, 1997 are not necessarily indicative of operating results for the full fiscal year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                       FINANCIAL CONDITION AND RESULTS OF

                                   OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased during the nine month period ended March 31, 1997 to $2,537,000 from $665,000 at June 30, 1996. The increase this period was due to a net increase in cash provided by operating activities of $3,345,000, primarily from decreases in inventory and accounts receivable, offset by a decrease in accounts payable and other current liabilities. The net increase in cash provided by operating activities was used, in part, to pay down $1,100,000 of short-term bank loans. The Company believes that funds provided by operations, existing working capital and the Company's current bank lines will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS

Net sales were $13,778,000 and $56,473,000 during the three and nine-month periods ended March 31, 1997, compared to $18,045,000 and $51,042,000 in the three and nine-month periods ended March 31, 1996, respectively. The decrease in sales for the quarter ended March 31, 1997 compared to the 1996 comparable quarter was primarily due to the elimination by one customer of a handbag program from one division of the Company and, generally for certain of its other divisions, the timing of orders shipped to customers. Higher sales from both the Company's new sleepwear division and sales in the Children's division resulted in an overall higher year-to-date sales volume. Cost of goods sold in proportion to net sales was lower for the three month period ended March 31, 1997 compared to the prior year comparable period due to higher licensed product sales and a reduction in short-term promotional selling used during last year's third quarter to establish or maintain market share. The lower shipping, selling and administrative expenses in the current quarter compared to the prior third quarter was mostly from reductions in shipping and commission expenses as a result of lower sales volume this period vs. last year's comparable period. The decrease in interest expense reflects lower average borrowing during the current three month period compared to the same periods last year while for the year-to-date period, higher overall average borrowing resulted in greater interest expense.

The decrease in earnings before income taxes for this year's three month period as compared to the equivalent period of last year were due mainly to lower sales volume as indicated above. For this year's nine month period, earnings before income taxes were higher due to relatively higher shipping volume with slightly better margins compared to last year's comparable period. Net earnings for the three and nine-month period ended March 31, 1997 were $68,000 and $558,000 compared to net earnings for the same periods last year of $135,000 and $458,000, respectively.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Registrant is a party to two related lawsuits involving the manufacture and sale by the registrant of certain handbag styles.

     In order to resolve certain claims asserted by Leegin Creative Leather Products, Inc. ("Leegin"), a manufacturer and seller of handbags, that the sale of a limited number of handbag styles violated Leegin's intellectual property rights, in November 1996 the Registrant instituted an action in the United States District Court for the Southern District of New York in which it is seeking, among other things, a declaratory judgment that it has not violated Leegin's rights under applicable law. The Registrant also is seeking unspecified monetary damages from Leegin on the grounds that certain written statements made by Leegin to certain of the Registrant's customers constituted libel. Leegin is contesting the relief requested by the Registrant. Leegin was also granted leave to counterclaim against the Registrant. The Registrant understands that Leegin's counterclaims may include allegations of trademark and trade dress infringement and unfair competition, and that Leegin may seek permanent injunctive relief against the continued manufacture and sale of the handbag styles, an accounting of profits and unspecified damages.

       After the Registrant instituted the declaratory judgment action described above, Leegin instituted an action in the District Court of Dallas County, Texas against the Registrant, several of the Registrant's customers and one of the Registrant's independent sales representatives. Leegin has alleged that the manufacture and sale of the handbag styles violated Leegin's rights under Texas law. Leegin is asking for permanent injunctive relief against the further manufacture and sale of the handbag styles, as well as for unspecified compensatory and punitive monetary damages, plus attorney's fees. The Registrant has denied Leegin's allegations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           JACLYN, INC.
                                                  ------------------------------
                                                           (Registrant)

May 7, 1997                                       /s/ ROBERT CHESTNOV
                                                  ------------------------------
                                                        Robert Chestnov
                                                        President
                                                        Chief Executive Officer

May 7, 1997                                       /s/ ANTHONY CHRISTON
                                                  ------------------------------
                                                        Anthony Christon
                                                        Vice President
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                    DESCRIPTION                         PAGE NO.
-----------                    -----------                         --------
   27                    Financial Data Schedule                      11