Form 10-K
period 1997-06-30
JACLYN INC
filed 1997-09-29
CIK 52969

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1997
                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                           Commission File No. 1-5863

                                 JACLYN, INC.
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                22-1432053
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

 635 59th Street, West New York, New Jersey                        07093
-------------------------------------------             ----------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (201) 868-9400

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
          Title of Class                             on which registered
          --------------                          -------------------------

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

                     Yes    X           No
                         -------           -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant at September 15, 1997 was approximately $12,448,000.

There were 2,691,405 shares of Common Stock outstanding at September 15, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III Certain Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on December 3, 1997.

                               TABLE OF CONTENTS
                               -----------------

                Item                                                       Page
                ----                                                       ----

PART I           1.  Business............................................   1


                 2.  Properties..........................................   4

                 3.  Legal Proceedings...................................   5

                 4.  Submission of Matters to a
                     Vote of Security Holders............................   5

PART II          5.  Market for the Registrant's Common Equity
                     and Related Stockholder Matters.....................   6

                 6.  Selected Financial Data.............................   7

                 7.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations..........................................   8

                 7A. Quantitative and Qualitative disclosures about
                     Market & Risk.......................................  11

                 8.  Financial Statements and Supplementary
                     Data................................................  11

                 9.  Changes in and Disagreements with
                     Accountants on Accounting and Financial
                     Disclosure..........................................  11

PART III         10. Directors and Executive Officers
                     of the Registrant...................................  11

                 11. Executive Compensation..............................  11

                 12. Security Ownership of Certain
                     Beneficial Owners and Management....................  12

                 13. Certain Relationships and Related
                     Transactions........................................  12

PART IV          14. Exhibits, Financial Statement
                     Schedules and Reports on Form 8-K...................  12

SIGNATURES...............................................................  15

                                    PART I
                                    ------



ITEM 1.       BUSINESS.
-------       ---------

          Jaclyn, Inc. (incorporated in the State of Delaware in 1968) ("Jaclyn") and its subsidiaries (collectively the "Registrant") are primarily engaged in the design, manufacture, distribution and sale of vinyl, leather and fabric handbags, sport bags and related products (collectively, "handbag products"), and apparel items. The Registrant markets its handbag products in a variety of popularly priced fashions and designs, with an emphasis on casual, travel and sport styles. The Registrant's apparel lines are wide ranging and include vests, loungewear, sleepwear, dresses, sportswear, slippers and footwear, as well as lingerie.

          General.  Styling is an important factor in the merchandising of all
          -------
of the Registrant's products. The Registrant's staff of full-time designers studies fashion trends in order to antici pate consumer demand. The design staff works closely with the purchasing department to determine the styling and material components for its handbag products, and concepts and fabrics for its apparel products. The design staff also works with the production and engineering staffs to determine the costs of production and the technical problems involved in producing a new style. The Registrant changes many of its designs from season to season.

          Finished merchandise is received at the Registrant's warehouses located in West New York, New Jersey and Ferris, Texas, and in several independently owned warehouses in New Jersey, Florida, California and Texas, and from these locations is shipped under different selling names to customers all over the country. The Registrant's handbag products are intended to retail at between $6 and $275. The Registrant's better price and designer lines of handbag products, which are sold under the "Susan Gail" name, are marketed through better department stores and specialty shops. The Registrant's other handbag products are marketed primarily through general merchandise, chain and department stores. In addition, the Registrant markets its apparel lines to existing customers of its handbag products as premium and/or special order items, as well as to major mail order catalog chains and other retailers.

          The Registrant markets its handbag products under trademarks and trade names which it owns, including "Saddle River," "Shane," "Aetna," "Susan Gail," "Robyn Lyn" and "Marilyn USA." In addition, the Registrant is licensed to manufacture and market handbag products under the names "Looney Tunes/(TM)/" under an agreement which expires December 31, 1998, "Riders/(TM)/" under an agreement which expires December 31, 1998, "Crayola/(TM)/" under an agreement which expires December 31, 1997 and "Dr. Seuss" under an agreement which expires June 30, 1998. "Winnie The Pooh/(TM)/" was licensed under an agreement which expired June 30, 1997. The Registrant's apparel lines are marketed under the names "Robyn Lyn," and "Saddle River." The Registrant also manufactures apparel items for sale as private-label merchandise. The Registrant's apparel lines are marketed under the names "Robyn Lyn" and Saddle River." The Registrant also manufactures apparel items for sale as private label merchandise. The Registrant considers all of its trademarks, trade names and other intellectual property rights to be of significant value in the marketing of its products.

          The Registrant sells throughout the United States through its own salesmen and through independent sales representatives. Sales of domestically manufactured merchandise, including those assembled in Mexico from domestically produced components, accounted for approximately 33% of the Registrant's consolidated net sales for the fiscal year ended June 30, 1997. During fiscal 1996, sales of such merchandise, including those assembled in Mexico from domestically manufactured components, accounted for approximately 35% of consolidated net sales.

          In fiscal 1997, the Registrant's imports of merchandise manufactured in the Far East accounted for approximately 67% of consolidated net sales, compared to approximately 65% of consolidated net sales in fiscal 1996. Such imports offer the Registrant the benefit of a greater diversification of styling resulting from volume purchases and the benefit of cost savings related to such purchases. While the Registrant's operations are subject to the usual risks associated with purchases from foreign countries, the Registrant's other foreign manufacturing sources and its domestic manufacturing operations provide it with alternative sources and facilities.

          Approximately 70% of the Registrant's consolidated net sales for fiscal 1997 were to general merchandise, chain and department stores, with the balance consisting of sales to specialty shops, smaller retail stores and cosmetic firms. During the fiscal year ended June 30, 1997, four customers of the Registrant accounted for 42% of the Registrant's consolidated net sales, of which the Registrant's three largest customers (Wal-Mart Stores, Inc., Estee Lauder and Target Stores) accounted for 13%, 12% and 9% of such sales, respectively. Three major customers of the Registrant accounted for approximately 51% of the Registrant's consolidated net sales for the fiscal year ended June 30, 1996, of which the Registrant's two largest customers (Wal-Mart Stores, Inc. and Estee Lauder) accounted for 20% and 12% of such sales, respectively. Sales of apparel items during each of the fiscal years ended June 30, 1997, 1996 and 1995 represented 36%, 30% and 30%, respectively, of consolidated net sales. Sales of handbag products represented the remainder of the Registrant's consolidated net sales. The Registrant's sales are customarily offered on credit terms. The Registrant does not have long-term contracts with any of its customers.

          The Registrant purchases its handbag and apparel raw materials, primarily fabrics, vinyl and urethane plastics, leather, frames, ornaments, trim and other materials, and certain of its finished products, from a variety of sources. In most cases, the Registrant assists its suppliers and contractors in the design and style of the materials it purchases. The Registrant's largest expenditures for raw materials are for fabrics, leather, vinyl and urethane plastics, which the Registrant purchases from several suppliers, one of which provided about 14% of its raw material needs in fiscal 1997. While the Registrant has no long-term supply contracts, the raw materials it uses are available from various sources and it anticipates no difficulty in the future in obtaining the necessary raw materials for its operations. With respect to its domestic manufacturing and imported purchases from the Far East and Europe of finished handbags and related products, the Registrant deals with a number of sources, both domestically and in the Far East and Europe, no one of which accounted for more than 12% of the Registrant's total cost of goods sold. The Registrant has no long-term supply contracts with its Far East or European sources of finished handbags and related products or apparel items and is subject to the usual risks associated therewith.

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

          At September 15, 1997, the Registrant had unfilled orders of approximately $31,735,000, compared to approximately $24,471,000 at September 15, 1996. The increase in backlog is attributable, among other things, to anticipated increases in the near-term volume of certain of the Company's divisions and due to timing differences in the receipt of orders form certain customers in 1997 compared to 1996. In the ordinary course of business, the amount of unfilled orders at a particular point in time is affected by several factors, including scheduling of the manufacture and shipping of goods (which, in turn, may be dependent on the requirements of customers). Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

          The Registrant employed 262 persons as of June 30, 1997, of whom 89 were on a salaried basis and the balance on an hourly basis. At June 30, 1997, 29 of the Registrant's employees were members of the Four Joint Boards of New York, New Jersey, Pennsylvania and New England, affiliated with the International Leather Goods, Plastics and Novelty Workers Union, AFL-CIO. The Registrant considers its relations with its employees to be satisfactory.

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

          Certain Developments. In January 1996, the Registrant entered into a
          --------------------
sales agreement to manufacture and distribute an existing line of women's robes and sleepwear. The Registrant did not incur any significant expenditures as a result of this agreement.

          On June 18, 1996, the Registrant acquired certain trademarks and other assets from McCrackin Industries, Inc. ("McCrackin") and its affiliates for a purchase price of $1,500,000. The trademarks included "Saddle River," under which the Registrant has been manufacturing and distributing ladies' handbags for more than 9 years. The Registrant also acquired certain office equipment, furnishings and fixtures located at McCrackin's New York City showroom, which is now operated by the Registrant. In addition, two of the principals of McCrackin have entered into a consulting agreement to make available to the Registrant marketing and consulting services. The Registrant has also granted to those principals an option to repurchase the trademarks on or prior to December 31, 1997.

          During the fiscal year ended June 30, 1995, the Registrant announced that due to the decline in sales of the Registrant's Barney(R) the dinosaur line of products and the increased direct importation of products by its customers, it was restructuring certain of its operations. The restructuring included personnel reductions, the closing of the Registrant's warehouse in North Bergen, New Jersey and the consolidation of its New York City showrooms. The Registrant also discontinued the payment of quarterly cash dividends after the second quarter of the fiscal year. During fiscal 1995, the Registrant recorded a pre-tax restructuring charge of approximately $995,000, representing employee severance and other exit costs in connection with the closure of the warehouse and showroom. In addition, the Registrant incurred costs of $1,761,000, primarily the write-down to market value of inventory of certain of its divisions and costs incurred during the wind-down of operations in its closed facilities. Reference is made to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of this Form 10-K and Note N, "Corporate Restructuring" of the Notes to Consolidated Financial Statements on page F-15 of this Form 10-K for additional information related to the restructuring.

ITEM 2.       PROPERTIES.
-------       ----------

          The Registrant's executive offices and one of its warehouse facilities, containing 140,000 square feet, are located in West New York, New Jersey. The Registrant occupied these facilities under long-term leases from 1968 to 1981, when these facilities were purchased by the Registrant. The Registrant currently leases to outside parties approximately 40,000 square feet of the West New York facilities. The Registrant also leases (i) showroom, warehouse and distribution facilities in New York City containing approximately 12,000 square feet and (ii) two additional showroom and office facilities in New York City totaling approximately 7,000 square feet. The executive offices, and manufacturing, distribution and warehouse facilities, of JLN, Inc., containing 93,250 square feet, are located in Ferris, Texas. All of the Registrant's facilities are well maintained structures, in good physical condition and are adequate to meet its current and reasonably foreseeable needs.

          Reference is made to Note E, "Commitments," of the Notes to Consolidated Financial Statements on page F-10 of this Form 10-K for additional information about the Registrant's commitments under the terms of non-cancelable leases.

ITEM 3.       LEGAL PROCEEDINGS.
-------       ------------------

                 (a) The Registrant is not a party to, nor is any of its property the subject of, any material pending legal proceeding.

                 (b) As disclosed in the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997, the registrant was a party to two related lawsuits involving the manufacture promotion and sale of certain handbag styles. In order to resolve certain claims asserted by Leegin Creative Leather Products, Inc. ("Leegin") that the promotion and sale by the Registrant of a limited number of handbag styles violated Leegin's intellectual property rights, in November 1996 the Registrant instituted an action in the United Stated District Court for the Southern District of New York seeking, among other things, a declaratory judgement that it had not violated Leegin's rights under applicable law and seeking unspecified monetary damages from Leegin on the grounds that certain of Leegin's written statements constituted libel. Leegin contested the relief requested by the Registrant and subsequently instituted an action in the District Court of Dallas County, Texas against the Registrant, and certain of the Registrant's customers and independent sales representatives, alleging that the said handbag styles violated Leegin's rights under Texas law.

          On May 29, 1997, the Registrant entered into a settlement of the two lawsuits, pursuant to which the Registrant paid a total of $487,500. Pursuant to the settlement, the two lawsuits have been dismissed with prejudice. The Registrant subsequently received from its insurance carrier a payment which reimbursed the Registrant for a significant portion of the settlement payment as well as the Registrant's associated legal expenses, which reimbursement is included in the fiscal 1997 results.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------       ----------------------------------------------------

          The Registrant did not submit any matters to a vote of its security holders, through the solicitation of proxies or otherwise, during the three-months ended June 30, 1997.

                                    PART II
                                    -------

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
-------     AND RELATED STOCKHOLDER MATTERS.
            -----------------------------------------


          The Registrant's Common Stock, $1.00 par value per share, is traded on the American Stock Exchange (Symbol: "JLN"). The following table sets forth the high and low closing sales prices for the Registrant's Common Stock, as reported by the American Stock Exchange, for each quarterly period during the Registrant's fiscal years ended June 30, 1997 and June 30, 1996


                 Fiscal Year Ended June 30, 1997     High     Low
                 -------------------------------    ------  -------

                 First Quarter                      5 3/4    4 1/16
                 Second Quarter                     5 7/16   4 7/16
                 Third Quarter                      5 7/16   4 3/4
                 Fourth Quarter                     4 7/8    3 11/16

                 Fiscal Year Ended June 30, 1996    High    Low
                 -------------------------------    ------  -------

                 First Quarter                       5 1/2    4 5/8
                 Second Quarter                          5    3 7/8
                 Third Quarter                       4 5/8        4
                 Fourth Quarter                      4 1/2    3 3/4

          The Registrant did not pay cash dividends during fiscal 1997 or 1996. During the quarterly periods in fiscal 1995 ending September 30, 1994 and December 31, 1994, the Registrant paid quarterly cash dividends of $.125 per share of its Common Stock. In connection with the restructuring of the Registrant's operations, described above under the caption "Item 1. Business - Certain Developments," the Registrant discontinued the payment of quarterly cash dividends during the third quarter ended March 31, 1995. As previously announced, the Registrant does not anticipate a resumption of payment of cash dividends in the foreseeable future.

                 At June 30, 1997, there were approximately 752 holders of record of the Registrant's Common Stock.

  ITEM 6. SELECTED FINANCIAL DATA.
  ------- -----------------------

--------------------------------------------------------------------------------------------------------------------
Years ended June 30,                               1997          1996          1995           1994          1993
--------------------------------------------------------------------------------------------------------------------
Net Sales                                       $77,156,000   $72,312,000   $73,577,000    $82,393,000   $63,520,000
Cost of Goods Sold                               56,825,000    53,836,000    58,639,000     58,298,000    48,044,000
--------------------------------------------------------------------------------------------------------------------
Gross Profit                                     20,331,000    18,476,000    14,938,000     24,095,000    15,476,000
--------------------------------------------------------------------------------------------------------------------
Shipping, selling and administrative
 expenses                                        19,185,000    17,543,000    17,834,000     21,741,000    15,786,000

Restructuring costs                                       -             -       995,000              -             -
Cost of product recall                                    -             -             -              -     2,000,000
Interest expense                                    181,000       119,000       309,000        224,000        59,000
Other income, net                                   266,000       328,000       317,000        422,000       454,000
Provision (benefit) for income taxes                468,000       457,000    (1,563,000)       965,000      (786,000)
Cumulative effect of change in
 accounting for income taxes                              -             -             -              -      (750,000)
--------------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                             $   763,000   $   685,000   $(2,320,000)   $ 1,587,000   $  (379,000)
--------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                 2,803,405     2,691,405     2,691,352      2,688,555     2,675,815
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share
 before cumulative effect of change
 in accounting for income taxes                 $      0.27   $      0.25   $     (0.86)   $      0.59   $     (0.42)


Cumulative effect of change in
 accounting for income taxes                              -             -             -              -   $      0.28
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share                $      0.27   $      0.25   $     (0.86)   $      0.59   $     (0.14)
--------------------------------------------------------------------------------------------------------------------
Cash dividends paid                                       -             -   $      0.25    $      0.50   $      0.50
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                    $34,063,000   $31,981,000   $28,409,000    $34,886,000   $32,288,000
--------------------------------------------------------------------------------------------------------------------
Long term debt:
    Guaranteed bank loan - ESOP                 $   509,000   $   704,000   $   888,000    $ 1,150,000             -
    Other non-current liabilities               $    28,000   $    32,000   $    33,000    $    31,000   $    25,000
Stockholders' equity                            $17,785,000   $16,838,000   $15,942,000    $18,703,000   $19,600,000
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity per share                  $      6.34   $      6.26   $      5.92    $      6.95   $      7.30
--------------------------------------------------------------------------------------------------------------------

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    ------- FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
            ----------------------------------------------


    LIQUIDITY AND CAPITAL RESOURCES

            The net increase in cash and cash equivalents in the fiscal years ended June 30,1997, 1996 and 1995 was $915,000, $422,000 and $58,000,
    respectively. The increase in fiscal 1997 was the result of an excess of funds from financing activities (bank borrowing under the Company's credit line) of $3,063,000 over funds used in investing activities of $467,000 and funds used in operating activities of $1,681,000. Funds from operating activities were used mainly to reduce accounts payable and other current liabilities totaling $1,677,000 and to finance the $1,179,000 increase in accounts receivable. These funds were principally offset by a decrease in inventories of $1,010,000 which resulted from higher shipping in June 1997 compared to June 1996 and net earnings from operations of $763,000. Cash used in investing activities was primarily for property and equipment additions.

            Through a $20,000,000 credit line with its bank, the Company has short-term borrowing capabilities, and can issue letters of credit for purchase commitments and issue bankers acceptances. Within this line of credit, the Company has available up to $10,000,000 of short-term loans and bankers acceptances at either prime or LIBOR rates. All borrowing, with the exception of bankers acceptances, is unsecured. Amounts outstanding under the unsecured short-term line of credit at June 30, 1997 was $4,163,000. Reference is made to Note F "Credit Facilities," of the Notes to Consolidated Financial Statements on page F-10 of this Form 10-K for additional information about the Company's credit lines.

            There were no material commitments for capital expenditures at June 30, 1997.

            The net increase in cash and cash equivalents in the fiscal year ended June 30, 1996 was $422,000. This increase was the result of an excess of funds provided by operating activities of $3,176,000 over funds used in investing activities of $315,000 and financing activities of $2,439,000. Funds provided by operating activities increased mainly due to an increase in accounts payable of $5,010,000 mostly financing the increase in inventory and net earnings from operations totaling $685,000. These funds were principally offset by an increase in inventories of $3,330,000 due to increased orders for goods planned to be shipped in the first quarter of fiscal 1997. Cash used in investing activities was primarily for the purchase of bonds (securities available for sale) of $3,673,000 and for the purchase of certain trademarks and other assets from McCrackin Industries, Inc. for $1,500,000. Reference is made to Note M "Purchase of Trademarks" of the Notes to Consolidated Financial Statements on page F-15 of this Form 10-K. These items were offset, in part, by sales of securities available for sale totaling $5,034,000. Funds used in financing activities of $2,439,000 were entirely related to the pay down of outstanding notes payable to the Company's bank under an existing bank line of credit.

            The net increase in cash and cash equivalents in the fiscal year ended June 30, 1995 was $58,000. This increase was the result of an excess of funds provided by operating activities of $2,967,000 over funds used in investing activities of $192,000 and financing activities of $2,717,000. Funds provided by operating activities were mainly the result of a decrease in accounts receivable of $4,445,000 as a result of lower sales in the final months of this fiscal period, a decrease in inventories of $2,277,000 due to increased emphasis on purchasing inventory for certain divisions by specific order rather than for stock, as well as anticipated lower demand for goods, and from the sale of marketable trading securities of $1,662,000. These funds were principally offset by the net loss of $2,320,000, an increase in both deferred and prepaid and refundable income taxes of $2,032,000, the purchase of trading securities totaling $620,000 and a decrease in accounts payable and other current liabilities of $1,012,000, which resulted from lower inventory levels. Cash used in investing activities was primarily for the purchase of bonds (securities available for sale) plus additions to property and equipment. Funds used in financing activities were principally for the repayment of bank loans of $2,000,000 and dividends paid for the first and second quarters of the 1995 fiscal year totaling $715,000.

            The Company has an Employee Stock Ownership Plan ("ESOP"). During fiscal 1994, the Company guaranteed a bank loan to the ESOP in the amount of $1,150,000, the proceeds of which were also used to purchase shares of the Company's Common Stock. At June 30, 1997, the loan balance was $509,000. Reference is made to Note L, "Employee Stock Ownership Plan and Trust," of the Notes to Consolidated Financial Statements on page F-15 of this Form 10-K.

            As of June 30, 1997, 1996 and 1995, working capital was $16,697,000, $15,993,000 and $16,697,000, respectively. The ratio of current assets to current liabilities for those same periods was 2.2 to 1,
    2.3 to 1 and 2.6 to 1, respectively. The change in the current ratio in 1996 was primarily due to the increases in accounts payable and other current liabilities which rose (mostly attributable to the purchase of trademarks referred to above) at a proportionately higher rate than the offsetting increase in inventory. The Company's cash, cash equivalents and marketable securities totaled $5,187,000, $4,279,000, and $5,191,000 at June 30, 1997,
    1996 and 1995, respectively. The Company believes that funds provided by operations, existing working capital and the Company's current bank lines will be sufficient to meet its anticipated short-term and long-term working capital needs.

    RESULTS OF OPERATIONS

    1997 COMPARED TO 1996

            Net sales were $77,156,000, or $4,844,000 greater than fiscal 1996. This increase was primarily due to increased apparel sales, an increase in the premium business and an increase in the children's licensing business offset somewhat by a decrease in moderately priced handbag line.

            Gross profit margins improved slightly due to stronger margins from licensed products and from improved apparel business margins.

            Other income, almost exclusively from investments, declined due to a lower level of investments in fiscal 1997 compared to fiscal 1996.

            The earnings increase for the fiscal year ended June 30, 1997 compared to the prior year was due to slightly higher gross profit margins on increased sales and a slightly lower effective tax rate compared to the prior fiscal year offset by higher shipping, selling and administrative expenses.

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

            Gross profit in 1996 increased due to relatively fewer markdowns taken after the Company's fiscal 1995 restructuring. Shipping, selling and administrative expense decreased due to a reduction in certain fixed expenses following the Company's fiscal 1995 restructuring. Interest expense decreased due to lower aggregate average borrowing in fiscal 1996 compared to fiscal 1995.

            Other income, almost exclusively from investments, was slightly higher than the same 1995 period due to a small increase in the overall average investment interest rate.

            The earnings increase for the fiscal year ended June 30, 1996 compared to the prior year was due mainly to better gross profit margins, lower shipping, selling and administrative expense as well as lower interest expense.The loss for the fiscal year ended June 30, 1995 was due mainly from decreased sales volume and lower margins, offset by decreased shipping, selling, administrative expenses as well as costs associated with the restructuring.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

            In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for the Company for the year ended June 30, 1998. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 and establishes new standards for computing and presenting earnings per share. Application of SFAS No. 128 is not expected to have a significant affect on the Company's earnings per share.

            In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for the Company for the year ended June 30, 1999. SFAS No. 131 requires disclosure about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. The new standard also requires that the Company report certain information about their products and services, the geographic areas in which they operate, and major customers. The Company has not yet determined the impact of the adoption of SFAS No. 131.

    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
    --------  -----------------------------------------------------------

                 Not applicable.

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
    ------- --------------------------------------------

                      Financial Statements
                      --------------------

              The report dated September 23, 1997 of Deloitte & Touche LLP, independent auditors, the consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997 and Notes to Consolidated Financial Statements appear on pages F-2 through F-15 of this Form 10-K.

                      Supplementary Data
                      ------------------

              Selected unaudited quarterly financial data for the fiscal years ended June 30, 1997 and June 30, 1996 is set forth at Note O, "Unaudited Quarterly Financial Data" on page F-16 of this Form 10-K.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
    ------- ON ACCOUNTING AND FINANCIAL DISCLOSURE.
            -----------------------------------------------------


                 Not Applicable.


                                   PART III
                                   --------

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
    --------  ---------------------------------------------------

              The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

    ITEM 11.  EXECUTIVE COMPENSATION.
    --------  -----------------------

              The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1997Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
    --------  ---------------------------------------------------------------

              The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
    --------  -----------------------------------------------

              The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


                                    PART IV
                                    -------

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
    --------  ----------------------------------------------------------------

    (a) The following financial statements and financial statement schedules are filed as part of this report:

              1. Financial Statements:
                 --------------------

                 Independent Auditors' Report

                 Consolidated Balance Sheets -- June 30, 1997 and 1996

                 Consolidated Statements of Operations -- years ended June 30, 1997, 1996 and 1995

                 Consolidated Statements of Stockholders' Equity -- years ended June 30, 1997, 1996 and 1995

                 Consolidated Statements of Cash Flows -- years ended June 30, 1997, 1996 and 1995

                 Notes to Consolidated Financial Statements

              2. Financial Statement Schedules:
                 -----------------------------

                 Schedule II - Valuation and Qualifying Accounts


                 All other schedules are omitted because they are either inapplicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

              3. Exhibits:
                 --------

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

            10(a) Lease dated as of February 11, 1993 with 33 East 33rd Street Realty Associates relating to showroom, warehouse and distribution facilities of the Registrant located in New York, New York (incorporated herein by reference to
                        Exhibit 10(d) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1993).

            10(b) Lease dated January 28, 1994 with 330 Realty Company relating to office and showroom facilities located in New York, New York (incorporated herein by reference to
                        Exhibit 10(e) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1994).

            10(c) Lease dated January 28, 1994 between E.H. Handbag Co. and 330 Realty Company relating to office and showroom facilities located in New York, New York (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1993)

            10(d) Incentive Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

            10(e) 1984 Employee Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1989).*

            10(f) 1990 Stock Option Plan of the Registrant, as amended (incorporated herein by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1991).*

            10(g) Amended and Restated Stockholders' Agreement dated July 30, 1996 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10K, file number 1-5863, for the fiscal year ended June 30, 1996).

            10(h) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

            10(i) Loan and Security Agreement dated February 15, 1994 between the Jaclyn, Inc. Employee Stock Ownership Plan and Trust and National Westminster Bank, New Jersey (incorporated herein by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1994).

            10(j) Guaranty dated February 15, 1994 of Empress Handbag Co., Inc., The Bag Factory Shops, Inc., JLN, Inc. and the Registrant in favor of National Westminster Bank, New Jersey (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                        1994).

            10(k) Amendment to Loan and Security Agreement dated August 2, 1994 between the Jaclyn, Inc. Employee Stock Ownership Plan and Trust and National West minster Bank, New Jersey (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                        1994).

            10(l) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

            10(m) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Howard Ginsburg (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

            10(n) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Allan Ginsburg (incorporated herein by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

            10(o)       1996 Non-Employee Director Stock Option Plan.*

            10(p) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Martin Brody.

            10(q) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Richard Chestnov.

            10(r) Non-Qualified Stock Option Contract dated August 19, 1997 between the Registrant and Al Safer.

            21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1995).

            27          Financial Data Schedule.

       ____________________
       *Management contract or compensatory plan or arrangement


       (b)  Reports on Form 8-K.

                 No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1997.

       (c)  Exhibits.

                 Exhibits are listed in response to Item 14(a)3.

       (d)  Financial Statement Schedules.

                 Financial Statement Schedules are listed in response to Item 14(a)2.

                                  SIGNATURES
                                  ----------

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           JACLYN, INC.

                                           By: /s/ Allan Ginsburg
                                               ---------------------------------
     September 26, 1997                         ALLAN GINSBURG, Chairman
                                                 of the Board

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Allan Ginsburg            Chairman of the Board    September 26, 1997
----------------------------
ALLAN GINSBURG                and Director


     /s/ Robert Chestnov      President, Principal      September  26, 1997
----------------------------
     ROBERT CHESTNOV          Executive Officer and
                              Director

      /s/ Anthony Christon    Chief Financial Officer,  September 26, 1997
----------------------------
     ANTHONY CHRISTON         Principal Financial and
                              Accounting Officer

      /s/ Abe Ginsburg        Director                  September 26, 1997
----------------------------
     ABE GINSBURG

     /s/ Howard Ginsburg      Director                  September  26, 1997
----------------------------
     HOWARD GINSBURG

                              Director                  September  26, 1997
----------------------------
     MARTIN BRODY

      /s/ Richard Chestnov    Director                  September 26, 1997
----------------------------
     RICHARD CHESTNOV

     /s/ Al Safer             Director                  September 26, 1997
----------------------------
     AL SAFER

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Jaclyn, Inc.
West New York, New Jersey


We have audited the accompanying consolidated balance sheets of Jaclyn, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the consolidated financial statement schedule of Jaclyn Inc. and Subsidiaries listed in item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jaclyn, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


Deloitte & Touche, LLP
September 23, 1997
New York, New York

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------


ASSETS                                            1997          1996
CURRENT ASSETS:
Cash and cash equivalents                  $ 1,580,000   $   665,000
Securities available for sale                3,607,000     3,614,000
Accounts receivable, less allowance for
 doubtful
    accounts: 1997, $724,000, 1996,
     $760,000                               11,484,000    10,305,000
Inventories                                 10,062,000    11,072,000
Prepaid expenses and other current
 assets                                      1,258,000       421,000
Deferred income taxes                        2,329,000     2,395,000
Prepaid and refundable income taxes            513,000       271,000
                                        ----------------------------
    Total current assets                    30,833,000    28,743,000
                                        ----------------------------
PROPERTY, PLANT AND EQUIPMENT - NET          1,638,000     1,481,000
                                        ----------------------------
OTHER ASSETS                                 1,592,000     1,757,000
                                        ----------------------------
                                           $34,063,000   $31,981,000
                                        ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - bank                       $ 4,163,000   $ 1,100,000
Accounts payable                             6,477,000     6,279,000
Commissions payable                            150,000       573,000
Accrued payroll and related expenses         1,046,000     1,406,000
Other current liabilities                    2,300,000     3,392,000
                                        ----------------------------
    Total current liabilities               14,136,000    12,750,000
                                        ----------------------------
GUARANTEED BANK LOAN - ESOP                    509,000       704,000
OTHER NON-CURRENT LIABILITIES                   28,000        32,000
DEFERRED INCOME TAXES                        1,605,000     1,657,000
COMMITMENTS
STOCKHOLDERS' EQUITY:
Preferred stock, par value $1:                       -             -
 authorized, 1,000,000 shares,
 issued, none
Common stock, par value $1: authorized,      3,369,000     3,369,000
 5,000,000 shares
Additional paid-in capital                  12,117,000    12,117,000
Retained earnings                            9,789,000     9,026,000
                                        ----------------------------
                                            25,275,000    24,512,000
Less: Treasury stock at cost                 7,011,000     7,011,000
        Guaranteed bank loan - ESOP            509,000       704,000
Add: Unrealized gain on securities              30,000        41,000
 available for sale
                                        ----------------------------
    Total stockholders' equity              17,785,000    16,838,000
                                        ----------------------------
                                           $34,063,000   $31,981,000
                                        ============================

The accompanying notes are an integral part of these financial statements.

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                              1997          1996          1995
Net sales                                  $77,156,000   $72,312,000   $73,577,000
Cost of goods sold                          56,825,000    53,836,000    58,639,000
                                        ------------------------------------------
Gross profit                                20,331,000    18,476,000    14,938,000
                                        ------------------------------------------
Shipping, selling and administrative
 expenses                                   19,185,000    17,543,000    17,834,000

Restructuring costs                                  -             -       995,000
                                        ------------------------------------------
Earnings (loss) from operations              1,146,000       933,000    (3,891,000)
Interest expense                               181,000       119,000       309,000
Other income, net                              266,000       328,000       317,000
                                        ------------------------------------------
EARNINGS (LOSS) BEFORE
 INCOME TAXES                                1,231,000     1,142,000    (3,883,000)

PROVISION (BENEFIT) FOR
 INCOME TAXES                                  468,000       457,000    (1,563,000)

                                        ------------------------------------------
NET EARNINGS (LOSS)                        $   763,000   $   685,000   $(2,320,000)
                                        ------------------------------------------
EARNINGS (LOSS) PER COMMON
 SHARE                                           $0.27         $0.25        $(0.86)
                                        ------------------------------------------
Weighted average number of shares
 outstanding                                 2,803,405     2,691,405     2,691,352
                                        ------------------------------------------

The accompanying notes are an integral part of these financial statements.

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                              1997          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                       $   763,000   $   685,000    $(2,320,000)
Adjustments to reconcile net earnings
 (loss) to net
    cash (used in) provided by
     operating activities:
        Depreciation and amortization         316,000       311,000        421,000
        Deferred income taxes                  14,000      (367,000)    (1,436,000)
        Gain on sale of equipment             (10,000)       (2,000)       (30,000)
        Amortization of goodwill              155,000       108,000          9,000
Changes in assets and liabilities:
        Sales of trading securities                 -             -      1,662,000
        Purchase of trading securities              -             -       (620,000)
        (Increase) decrease in accounts    (1,179,000)      245,000      4,445,000
         receivable
        Decrease (increase) in              1,010,000    (3,330,000)     2,277,000
         inventories
        (Increase) decrease in prepaid
         expenses and other                  (837,000)      162,000        114,000
         current assets
        (Increase) decrease in prepaid
         and refundable                      (242,000)      325,000       (596,000)
            income taxes
        Decrease in security deposits           6,000        29,000         53,000
         and other assets
        (Decrease) increase in accounts
         payable and                       (1,677,000)    5,010,000     (1,012,000)
         other current liabilities
                                        ------------------------------------------
Net cash (used in) provided by             (1,681,000)    3,176,000      2,967,000
 operating activities
                                        ------------------------------------------

                                                                        (Continued)


JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-------------------------------------------------------------------------------------------------------------
                                                            1997                 1996                 1995
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                        (515,000)               (202,000)       (288,000)
    Proceeds from sale of property                              52,000                  26,000         388,000
    Purchase of trademarks                                           -              (1,500,000)              -
    Purchases of securities available for sale                (184,000)             (3,673,000)     (1,247,000)
    Proceeds from sales of securities available for            180,000               5,034,000         955,000
     sale
                                                    ----------------------------------------------------------
Net cash used in investing activities                         (467,000)               (315,000)       (192,000)
                                                    ----------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in notes payable - bank              3,063,000              (2,439,000)     (2,000,000)
    Dividends paid                                                   -                       -        (715,000)
    Exercise of stock options                                        -                       -          26,000
    Acquisition of treasury stock                                    -                       -         (28,000)
Net cash provided by (used in) financing activities          3,063,000              (2,439,000)     (2,717,000)
                                                    ----------------------------------------------------------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                   915,000                 422,000          58,000
                                                    ----------------------------------------------------------
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                        665,000                 243,000         185,000
                                                    ----------------------------------------------------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                      $     1,580,000             $   665,000     $   243,000
                                                    ----------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the year for:
    Interest                                           $       181,000             $   119,000     $   309,000
                                                    ----------------------------------------------------------
    Income taxes                                       $       863,000             $   203,000     $   543,000
                                                    ----------------------------------------------------------
NON-CASH ITEMS:
    Unrealized gain on securities available for sale   $        30,000             $    41,000     $    14,000
                                                    ----------------------------------------------------------

The accompanying notes are an integral part of these financial statements
                                                                     (Concluded)

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                                         Unrealized
                                                                         Gain (Loss)
                                COMMON STOCK             Additional      Securities
                           -------------------------       Paid-in       Available      Retained
                              Shares       Amount          Capital        for Sale      Earnings
                           -------------------------   --------------------------------------------

BALANCE, JUNE 30, 1994       3,365,518    $3,366,000     $12,094,000    $         -     $11,376,000

Unrealized gain on
 securities available for            -             -               -         33,000               -
 sale at July 1, 1994

Unrealized loss on
 securities available for            -             -                -       (19,000)              -
 sale

Net loss, year ended June            -             -                -             -      (2,320,000)
 30, 1995
Exercise of stock options        3,215         3,000            23,000            -               -
Dividends:
    Cash, $.25 per share             -             -                 -            -        (715,000)
Acquisition of treasury              -             -                 -            -               -
 stock
ESOP loan repayment                  -             -                 -            -               -
                           -------------------------   --------------------------------------------

BALANCE, JUNE 30, 1995       3,368,733     3,369,000        12,117,000       14,000       8,341,000
Unrealized gain on
 securities available for            -             -                 -       27,000               -
 sale  at July 1, 1995

Net earnings, year ended             -             -                 -            -         685,000
 June 30, 1996
ESOP loan repayment                  -             -                 -            -               -

BALANCE, JUNE 30, 1996       3,368,733     3,369,000        12,117,000       41,000       8,341,000
Unrealized loss on
 securities available for            -             -                 -      (11,000)              -
 sale  at July 1, 1996

Net earnings, year ended             -             -                 -            -         763,000
 June 30,1997 1997 1996
ESOP loan repayment                  -             -                 -            -               -
                           -------------------------   --------------------------------------------
BALANCE, JUNE 30, 1997       3,368,733    $3,369,000       $12,117,000  $    30,000      $9,789,000
                           -------------------------   --------------------------------------------

                                                                  Guaranteed
                                             TREASURY STOCK       Bank Loan
                                        ------------------------      -
                                          Shares       Amount        ESOP
                                        ----------  ------------  ------------
BALANCE, JUNE 30, 1994                    675,173    $6,983,000    $1,150,000

Unrealized gain on
 securities available for
 sale at July 1, 1994                          -             -             -

Unrealized loss on
 securities available for
 sale                                          -             -             -

Net loss, year ended June
 30, 1995                                      -             -             -

Exercise of stock options                      -             -             -

Dividends:
    Cash, $.25 per share                       -             -             -

Acquisition of treasury
 stock                                     2,155        28,000             -

ESOP loan repayment                            -             -       (262,000)
                                      ------------  ------------  ------------

BALANCE, JUNE 30, 1995                   677,328     7,011,000        888,000

Unrealized gain on
 securities available for
 sale  at July 1, 1995                         -             -             -

Net earnings, year ended
 June 30, 1996                                 -             -             -

ESOP loan repayment                            -             -       (184,000)
                                      ------------  ------------  ------------
BALANCE, JUNE 30, 1996                   677,328     7,011,000        704,000

Unrealized loss on
 securities available for
 sale  at July 1, 1996                         -             -             -

Net earnings, year ended                       -             -             -
 June 30,1997 1997 1996

ESOP loan repayment                            -             -       (195,000)
                                      ------------  ------------  ------------
BALANCE, JUNE 30, 1997                   677,328    $7,011,000    $   509,000
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

JACLYN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________

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

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, plant and equipment
Property, plant and equipment are stated at cost. The Company provides for depreciation and amortization on the straight-line method over the following estimated useful lives:



Buildings                                   25 to 40 years
Machinery and equipment                     5 years
Furniture and fixtures                      5 years
Leasehold improvements                      Lesser of life of the asset or
                                            life of the lease
Automobiles and trucks                      3 to 5 years


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

New Accounting Pronouncements
In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Adoption of SFAS No. 121, which was effective for the fiscal year ended June 30, 1997, did not have a material impact on the Company.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for the Company for the year ended June 30, 1998. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 and establishes new standards for computing and presenting earnings per share. Application of SFAS No. 128 is not expected to have a significant affect on the Company's earnings per share.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for the Company for the year ended June 30, 1999. SFAS No. 131 requires disclosure about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. The new standard also requires that the Company report certain information about their products and services, the geographic areas in which they operate, and major customers. The Company has not yet determined the impact of the adoption of SFAS No. 131.

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

Reclassifications
Certain items in prior years of the accompanying consolidated financial statements and notes to consolidated financial statements have been reclassified for comparative purposes.

NOTE B - SECURITIES

As of June 30, 1997 and 1996, securities had net unrealized gains of $49,000 and $69,000.

NOTE C - INVENTORIES

Inventories consist of the following:

                                                       JUNE 30,
                                              1997                   1996

               Raw material               $ 3,237,000           $ 3,848,000
               Work in process              1,319,000             1,547,000
               Finished goods               5,506,000             5,677,000
                                        -------------         -------------
                                          $10,062,000           $11,072,000
                                        =============         =============

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                       JUNE 30,
                                              1997                  1996

               Land                      $   182,000           $   182,000
               Buildings                   1,311,000             1,311,000
               Machinery and equipment     1,561,000             1,291,000
               Furniture and fixtures        390,000               359,000
               Leasehold improvements        745,000               708,000
               Automobiles and trucks         99,000                46,000
                                       -------------         -------------
                                           4,288,000             3,897,000
               Less accumulated
                depreciation
                and amortization           2,650,000             2,416,000
                                       -------------         -------------
                                         $ 1,638,000           $ 1,481,000
                                       =============         =============

NOTE E - COMMITMENTS

The Company leases office and retail sales facilities under non-cancelable leases that expire in various years through the year 2000.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

                                Year Ended       Office, Showroom
                                 June 30,      and Retail Facilities

                                  1998               $328,000
                                  1999                132,000
                                  2000                 14,000

Rental expense, including real estate taxes, for all operating leases, totaled $683,000, $938,000 and $1,062,000 for 1997, 1996 and 1995, respectively.

NOTE F - CREDIT FACILITIES

The Company has a line of credit with a bank for short-term loans, letters of credit and bankers acceptances amounting to $20,000,000. At June 30, 1997 and 1996, the Company was contingently obligated on open letters of credit for approximately $14,789,000 and $8,584,000, respectively. Within the $20,000,000 credit line, the Company can borrow up to $10,000,000 on an unsecured short-term line of credit and a banker's acceptance line. Borrowing on the unsecured short-term line of credit was $600,000 and $1,100,000 as of June 30, 1997 and 1996, respectively. Borrowing on the bankers acceptance line was $3,563,000 and $-0-as of June 30, 1997 and 1996, respectively. These loans were at the bank's prime rate or below (LIBOR) at the option of the Company. The bank's prime rate at June 30, 1997 was 8.50%. During fiscal 1997, the average amount outstanding under the short-term line was $2,259,000 with a weighted average interest rate of 8.0%. During 1996, the average amount outstanding under the short-term line was $2,895,000 with a weighted average interest rate of 8.0%. The maximum amount outstanding during fiscal 1997 and fiscal 1996 was $6,800,000 and $4,000,000, respectively.

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

Statement of Financial Accounting Standards No. 123, "Accounting Stock-Based Compensation" (SFAS 123) was effective for the Company for fiscal 1997. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. In accordance with APB No. 25, no compensation cost has been recognized in the Consolidated Statements of Operations for the Company's stock option plans. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net income would have been $739,000 for 1997, or $.26 per share. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.

Stock option transactions are summarized below:

                                                  1997                        1996                        1995

                                                    Weighted Average            Weighted Average            Weighted Average
                                           Shares    Exercise Price   Shares     Exercise Price   Shares     Exercise Price

Outstanding - beginning of year           133,168             $11.85  154,585             $11.73  152,021             $12.06
Granted                                   159,000               4.29        -                  -   25,000               4.13
Exercised                                  (6,739)              9.18        -                  -  (13,215)             11.00
Forfeited                                 (14,612)             10.62  (21,417)             11.00  (19,221)             11.00
                                        ------------------------------------------------------------------------------------
Outstanding - end of year                 270,817             $ 9.33  133,168             $11.85  154,585             $11.73
                                        ------------------------------------------------------------------------------------
Exercisable - end of year                 117,817             $11.96  120,668             $11.85  129,585             $11.73

Weighted-average fair value of options
 granted during the year                                      $ 2.41                      $    -                      $    -


The following table summarizes information about stock options outstanding at June 30, 1997:

                                   Options Outstanding                                                   Option Exercisable
-----------------------------------------------------------------------------------------   ----------------------------------------

                                                        WEIGHTED-
                              NUMBER OUTSTANDING    AVERAGE REMAINING    WEIGHTED AVERAGE    NUMBER EXERCISABLE   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES       AT JUNE 30, 1997      CONTRACTUAL LIFE     EXERCISE PRICE     AT JUNE 30, 1997      EXERCISE PRICE
                                                          (YRS)
------------------------------------------------------------------------------------------------------------------------------------

       $4.06-$13.61                270,817                 4.89                $9.33               117,817               $11.96


The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in 1997: risk-free interest rate of 6.43%; expected life of 10 years; expected volatility of 36.37%; dividend yield of 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.



NOTE H- PREFERRED STOCK

The Board of Directors of the Company has authority (without action by the stockholders) to issue the authorized and unissued preferred stock in one or more series and, within certain limitations, to determine the voting rights, preference as to dividends and in liquidation, conversion and other rights of each such series. No shares of preferred stock have been issued.

NOTE I - INCOME TAXES

The components of the Company's tax provision (benefit) for each of the three years ended June 30, 1997 follow:

                                        June 30,
                             1997        1996         1995
Current:
    Federal                 ($6,000)  $ 148,000     ($308,000)
    State and Local          90,000      31,000        33,000
      Foreign               370,000     645,000       148,000
                         -----------  ----------  ------------
                            454,000     824,000      (127,000)
Deferred:
      Federal and State      14,000    (367,000)   (1,436,000)
                         -----------  ----------  ------------
Provision (benefit)        $468,000   $ 457,000   ($1,563,000)
                         ===========  ==========  ============

A reconciliation between the provision for income taxes computed by applying the federal statutory rate to income (loss) before income taxes and the actual provision (benefit) for income taxes is as follows:


                                          1997   1996     1995

Provision (benefit) for income taxes at   34.0%  34.0%   (34.0)%
 statutory rate
State and local income taxes net of        7.4    7.4     (6.3)
 federal tax benefit
Tax exempt interest                       (1.4)  (1.7)    (2.3)
Other                                     (2.0)   0.3      2.3
                                        ------- ------  -------
Effective tax rate %                      38.0   40.0    (40.3)%
                                        ------- ------  -------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred tax assets as of June 30, 1997 and 1996 are as follows:

                                          JUNE 30,
                     --------------------------------------------------
                                1997                     1996
                     -------------------------- -----------------------
                         ASSETS    LIABILITIES    ASSETS    LIABILITIES

Depreciation                        $  824,000               $  726,000
and amortization       $       -                $       -
Leases                                 199,000           -      251,000
Foreign taxes                          561,000           -      645,000
Inventory               1,102,000                  638,000            -
Bad debt and              281,000                  295,000            -
other reserves
Reserve for               578,000                1,030,000            -
sales allowances
Reserve for                     -            -      37,000            -
restructuring costs
Other                     368,000       21,000     395,000       35,000
                     -------------  ----------- -----------  ----------
                       $2,329,000   $1,605,000  $2,395,000   $1,657,000
                     -------------  ----------- -----------  ----------

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

The net pension expense includes the following components:


                                                       JUNE 30,

                                             1997        1996        1995

Service cost - benefits earned during
 the period                               $ 214,000   $ 184,000   $ 144,000
Interest cost on projected benefit
 obligations                                164,000     175,000     137,000
Actual return on assets                    (143,000)   (155,000)     (2,000)
Net amortization and deferral               (11,000)     12,000    (204,000)
                                        ------------ ----------- -----------
Net pension expense                       $ 224,000   $ 216,000   $  75,000
                                        ============ =========== ===========

Assumptions used in determining the net pension charges were:

                                                  1997   1996   1995

Discount rates                                    7.00%  7.25%  7.25%
Rates of increase in compensation levels          4.00%  3.00%  2.50%
Expected long-term rate of return on              6.25%  6.50%  6.75%
 assets

The following table sets forth the plan's funded status and amount recognized in the Company's balance sheets:


                                                      JUNE 30,
                                                 1997         1996
              Actuarial present value
              of benefit obligations:

              Vested benefit obligation       $1,633,000   $1,920,000
                                            -------------------------
              Accumulated benefit
              obligation                      $1,805,000   $2,118,000
                                            -------------------------
              Plan assets at fair value       $2,423,000   $2,142,000
              Less projected benefit
              obligation                       2,640,000    2,556,000
                                            -------------------------
              Projected benefit
              obligation in excess of
              plan assets                       (217,000)    (414,000)

              Unrecognized prior
              service cost                         5,000        5,000
              Unrecognized net loss              530,000      691,000
              Unrecognized net asset             318,000      282,000
                                            -------------------------
              Prepaid (accrued)
              pension costs                   $3,276,000   $3,120,000
                                            -------------------------

 Plan assets as of June 30, 1997 and June 30, 1996, consisted primarily of U.S. Government securities and high-grade corporate notes. Also included in plan assets at those dates were 22,654 shares of the common stock of the Company with a market value of $102,000 and $93,000, respectively.

NOTE K - SALES TO MAJOR CUSTOMERS AND PURCHASES FROM MAJOR SUPPLIERS

During the year ended June 30, 1997, 1996 and 1995, revenues derived from sales to one customer were 13%, 20% and 15%, respectively. Sales to a second customer were 12%, 12% and 13%, respectively, and to a third customer were 9%, 11% and 8%, respectively.

The Company relies on suppliers to purchase a variety of raw materials. The Company had one supplier who in the aggregate constituted 14% of the Company's purchases for the year ended June 30, 1997.

NOTE L - EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company maintains a non-contributory Employee Stock Ownership Plan (the "ESOP") and Trust, for its employees who are not covered by a collective bargaining agreement.

On February 15, 1994, the ESOP authorized the Trust to borrow $1,150,000 from a bank, which loan is guaranteed by the Company. The debt bears interest at the prime rate and is payable in a minimum of ten annual installments. The proceeds, together with the Company's contribution of $100,000 for the fiscal year ended June 30, 1994, representing interest and other costs, were used to purchase 90,000 shares of common stock at $13.125 (the market price on February 14, 1994) from members of the control group representing officers and shareholders of the Company. As of June 30, 1997, the guaranteed ESOP bank loan was $509,000.

Contributions to the ESOP are at the discretion of the Company's Board of Directors. During fiscal 1997 and 1996, the Company contributed $250,000 and $250,000 to the ESOP, respectively. ESOP expense was approximately $250,000 for the years ended June 30,1997 and June 30, 1996, which includes $195,000 and $184,000 of compensation expense and $55,000 and $77,000 of interest expense, respectively. Compensation expense related to the plan is based upon the number of shares allocated to participants in the current year.

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

NOTE O - UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data, in thousands of dollars except for per share amounts, for the fiscal years ended June 30, 1997 and 1996, are as follows:

                                     THREE MONTHS ENDED
              ------------------------------------------------------------
                     June 30,    March 31,   December 31,   September 30,
                       1997        1997         1996            1996

Net sales             $20,683     $13,778       $19,718         $22,977
Gross profit          $ 5,855     $ 4,019       $ 5,211         $ 5,246
Net earnings          $   206     $    68       $   134         $   355
Earnings per
common share          $   .07     $   .02       $   .05         $   .13

                                     THREE MONTHS ENDED
              ------------------------------------------------------------
                     June 30,    March 31,   December 31,   September 30,
                       1996        1996         1995            1995

Net sales             $21,270     $18,045       $15,159         $17,838
Gross profit          $ 5,575     $ 4,544       $ 3,858         $ 4,500
Net earnings          $   227     $   135       $    87         $   236
Earnings per
common share          $   .08     $   .05       $   .03         $   .09

JACLYN, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                   Column A                         Column C                        Column D          Column E

                                                                   ADDITIONS
                                                   ------------------------------------------
Description                  Balance at beginning        (Credited)             Charged to        Deductions (2)  Balance at end of
                                   of period        Charged to costs and       accounts (1)                            period
                                                          expenses

YEAR ENDED JUNE 30, 1997            $760,000               ($38,000)              $ 8,000            $  6,000            $724,000
                           ----------------------- ------------------------ ------------------ ----------------- -------------------

YEAR ENDED JUNE 30, 1996            $301,000             $  527,000               $32,000            $100,000            $760,000
                           ----------------------- ------------------------ ----------------- ------------------ -------------------

YEAR ENDED JUNE 30, 1995            $375,000              ($114,000)              $79,000            $ 39,000            $301,000
                           ----------------------- ------------------------ ----------------- ------------------ -------------------


(1) Collection accounts previously written off.
(2) Doubtful accounts written off.

       ====================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   ________________________________________



                                   EXHIBITS
                                      to
                          ANNUAL REPORT ON FORM 10-K
                              FOR THE FISCAL YEAR
                              ENDED JUNE 30, 1997



                   ________________________________________



                                 JACLYN, INC.



     ====================================================================

                                 EXHIBIT INDEX
                                 -------------

     Exhibit No.                     Description                                Page
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


          10(a) Lease dated as of February 11, 1993 with 33 East 33rd Street
                Realty Associates relating to showroom, warehouse and distribution facilities of the Registrant located in New York, New York (incorporated herein by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1993).

          10(b) Lease dated January 28, 1994 with 330 Realty Company relating to office and showroom facilities located in New York, New York
                (incorporated herein by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1994).

          10(c) Lease dated January 28, 1994 between E.H. Handbag Co. and 330
                Realty Company relating to office and showroom facilities located in New York, New York (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K,
                File No. 1-5863, for the fiscal year ended June 30, 1994).

          10(d) Incentive Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual
                Report on Form 10-K, File No. 1-5863, for the fiscal year ended
                June 30, 1988).*

          10(e) 1984 Employee Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual
                Report on Form 10-K, File No. 1-5863, for the fiscal year ended
                June 30, 1989).*

     Exhibit No.                     Description                                Page
     -----------                     -----------                                ----
          10(f) 1990 Stock Option Plan of the Registrant, as amended
                (incorporated herein by reference to Exhibit 10(g) to the
                Registrant's Annual Report on Form 10-K, File No.1-5863, for the
                fiscal year ended June 30, 1991).*

          10(g) Amended and Restated Stockholders' Agreement dated as of July
                30, 1996 among the Registrant and the persons listed on Schedule
                A thereto (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10K, file number 1-5863, for the fiscal year ended June 30, 1996).

          10(h) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual
                Report on Form 10-K, File No. 1-5863, for the fiscal year ended
                June 30, 1988).*

          10(i) Loan and Security Agreement dated February 15, 1994 between the
                Jaclyn, Inc. Employee Stock Ownership Plan and Trust and
                National Westminster Bank, New Jersey (incorporated herein by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                1994).

          10(j) Guaranty dated February 15, 1994 of Empress Handbag Co., Inc.,
                The Bag Factory Shops, Inc., JLN, Inc. and the Registrant in favor of National Westminster Bank, New Jersey (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual
                Report on Form 10-K, File No. 1-5863, for the fiscal year ended
                June 30, 1994).

          10(k) Amendment to Loan and Security Agreement dated August 2, 1994 between the Jaclyn, Inc. Employee Stock Ownership Plan and Trust and National Westminster Bank, New Jersey (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June
                30, 1994).

          10(l) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                1990).*

          10(m) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Howard Ginsburg (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

          10(n) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Allan Ginsburg (incorporated herein by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                1990).*

          10(o) 1996 Non-Employee Director Stock Option Plan.*

          10(p) Non-Qualified Stock Option Contract dated December 3,1996 between the Registrant and Martin Brody.

          10(q) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Richard Chestnov.

          10(r) Non-Qualified Stock Option Contract dated August 19, 1997 between the Registrant and Al Safer.

          21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1995).

          27    Financial Data Schedule.

          *Management contract or compensatory plan or arrangement.