Form 10-Q
period 1997-09-30
JACLYN INC
filed 1997-11-13
CIK 52969

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997
                                    ------------------

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                    --------    ---------

     Commission File Number 1-5863
                            ------

                                 JACLYN, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                  22-1432053
----------------------------------                ----------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


                635 59th Street, West New York, New Jersey 07093
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (201) 868-9400
            ------------------------------------------------------
              (Registrant's telephone number, including area code)


                                        NONE
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at November 1, 1997
------------------------------             -------------------------------
Common Stock, par value $1 per share                      2,691,405

                         JACLYN, INC. AND SUBSIDIARIES

                                     INDEX



                                                                    Page No.
                                                                    --------
PART I.   FINANCIAL INFORMATION:


Item 1
          Condensed Consolidated Balance Sheets -
            September 30, 1997 (unaudited) and June 30, 1997
            (derived from audited financial statements)                   3

          Condensed Consolidated Statements of Earnings -
            Three Months Ended September 30, 1997 and 1996
            (unaudited)                                                   4

          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 1997 and 1996
            (unaudited)                                                   5

          Notes to Condensed Consolidated Financial Statements            6

Item 2
          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7



PART II.  OTHER INFORMATION:


Item 6
          Exhibits and reports on Form 8-K                                8

          Signatures                                                      8

                        PART 1.  FINANCIAL INFORMATION
                         JACLYN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                             SEPTEMBER 30,    JUNE 30,
                                                                  1997          1997
                                                              (UNAUDITED)    (SEE BELOW)
                                         ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                          $ 1,293      $ 1,580
Securities available for sale                                        3,671        3,607
Accounts receivable, net                                            13,241       11,484
Inventories:
  Raw materials                                                      2,213        3,237
  Work in process                                                    1,968        1,319
  Finished goods                                                     4,923        5,506
                                                                     9,104       10,062
Prepaid expenses and other assets                                    3,162        4,100
TOTAL CURRENT ASSETS                                                30,471       30,833
PROPERTY, PLANT AND EQUIPMENT, net                                   1,603        1,638
OTHER ASSETS                                                         1,545        1,592
  TOTAL ASSETS                                                     $33,619      $34,063

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable - bank                                             $ 6,402      $ 4,163
  Accounts payable                                                   3,087        6,477
  Other current liabilities                                          3,883        3,496
TOTAL CURRENT LIABILITIES                                           13,372       14,136
GUARANTEED BANK LOAN - ESOP                                            334          509
OTHER NON-CURRENT LIABILITIES                                           28           28
DEFERRED TAXES ON INCOME                                             1,617        1,605
COMMITMENTS
STOCKHOLDERS' EQUITY
  Common stock                                                       3,369        3,369
  Additional paid-in capital                                        12,117       12,117
  Retained earnings                                                 10,078        9,789
                                                                    25,564       25,275
Less:  Common shares in treasury at cost                             7,011        7,011
       Guaranteed bank loan - ESOP                                     334          509
Add:   Unrealized gain on securities available for sale                 49           30
TOTAL STOCKHOLDERS' EQUITY                                          18,268       17,785
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $33,619      $34,063

The June 30, 1997 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                      1997        1996
                                                   ----------  ----------
  Net Sales                                        $   19,330  $   22,977
  Cost of Goods Sold                                   14,474      17,731
  Gross Profit                                          4,856       5,246

  Shipping, Selling and Administrative Expenses         4,333       4,626
  Interest Expense                                        117          89
  Other income, net                                        60          60
                                                        4,390       4,655
Earnings before income taxes                              466         591
Provision for income taxes                                177         236
Net Earnings                                       $      289  $      355
Average number of shares outstanding                2,852,905   2,691,405

Net Earnings per Common Share                           $0.10       $0.13


See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                                 1997      1996
                                                                                               --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                                                                   $   289   $   355
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization                                                                      116       121
Deferred income tax                                                                                 12        (1)
Unrealized loss from marketable securities                                                           -         5
Changes in assets and liabilities:
   Increase in accounts receivable                                                              (1,757)     (711)
   Decrease in inventories                                                                         958     2,437
   Decrease in prepaid expenses and other current assets                                           811        45
   Decrease in prepaid and refundable income taxes                                                 127       229
   Decrease in security deposits and other assets                                                    8         5
   Decrease in accounts payable and other current liabilities                                   (3,003)   (3,916)
 Net cash used in operating activities                                                          (2,439)   (1,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                                             (56)      (67)
   Proceeds from sale of property                                                                   14        10
   Purchase of marketable securities - at cost - available for sale                               (845)        -
   Maturities of  marketable securities - at cost - available for sale                             800         -
Net cash used in investing activities                                                              (87)      (57)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in loans payable - bank                                                              2,239     2,550
   Decrease in security deposits payable                                                             -        (4)
Net cash provided by financing activities                                                        2,239     2,546
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         (287)    1,058
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   1,580       665
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $ 1,293   $ 1,723

SUPPLEMENTAL INFORMATION:
Interest paid                                                                                  $   117   $    89
Taxes paid                                                                                     $    51   $    22



See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The condensed consolidated balance sheet as of September 30, 1997 and the condensed consolidated statements of operations and cash flows for the three month periods ended September 30, 1997 and 1996 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders. The results of operations for the period ended September 30, 1997 are not necessarily indicative of operating results for the full fiscal year.


In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for the Company for the year ended June 30, 1999. SFAS No. 131 requires disclosure about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. The new standard also requires that the Company report certain information about their products and services, the geographic areas in which they operate, and major customers. The Company has not yet determined the impact, if any, of the adoption of SFAS No. 131.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES


The Company's cash and cash equivalents decreased during the three-month period ended September 30, 1997 to $1,293,000 from $1,580,000 at June 30, 1997. Net cash used in operating activities of $2,439,000 resulted from a decrease in accounts payable and an increase in accounts receivable, offset by decreases in inventories, prepaid expenses and net earnings. The net cash used in operating activities was primarily funded by bank borrowing totaling $2,239,000. The Company believes that funds provided by operations, existing working capital and the Company's current bank line of credit will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.


RESULTS OF OPERATIONS


Net sales were $19,330,000 during the three-month period ended September 30, 1997 compared to $22,977,000 in the three-month period ended September 30, 1996. The decrease in sales was primarily due to the timing of shipments to certain of the Company's customers from the first quarter to the second quarter and, to some extent, due to lower anticipated first quarter volume. The gross profit percentage was slightly higher this quarter as compared to last year's same quarter due to higher margins achieved in the Company's premium and apparel divisions. Shipping, selling and administrative expenses decreased mainly due to lower volume related expenses; however, the percentage of these costs versus net sales increased 2.3% when compared to last year's same period results. Interest expense was higher in the first quarter of fiscal 1998 compared to the prior comparable period as a result of higher average bank borrowing. The decrease in earnings before income taxes this three-month period as compared to the equivalent period of fiscal 1997 was due mainly to the decrease in sales, offset by lower shipping, selling and administrative expenses. Net earnings for the quarter ended September 30, 1997 were $289,000 compared to net earnings for the same period last year of $355,000.

PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

a)   Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended September 30, 1997.





                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       JACLYN, INC.
                                       -------------------------
                                       (Registrant)



November 12, 1997                      /s/Robert Chestnov
-----------------                      --------------------------
                                       Robert Chestnov
                                       President and Chief Executive Officer




November 12, 1997                      /s/ Anthony Christon
-----------------                      -------------------------
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