Form 10-Q
period 1997-12-31
JACLYN INC
filed 1998-02-13
CIK 52969

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1997

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

    For the transition period from_____ to______

    Commission File Number 1-5863

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

                                 (201) 868-9400
                -----------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
        ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class                                  Outstanding at February 1, 1998
-----------------------------------           --------------------------------
Common Stock, par value $1 per share                    2,711,405

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                    Page No.
                                                                                    --------
PART I. FINANCIAL INFORMATION:

Item 1

  Condensed Consolidated Balance Sheets -

     December 31, 1997 (unaudited) and June 30, 1997 (derived from audited
     financial statements)                                                             3

  Condensed Consolidated Statements of Earnings -

     Three Months and Six Months Ended December 31, 1997 and 1996 (unaudited)          4

  Condensed Consolidated Statements of Cash Flows - Six Months

     Ended December 31, 1997 and 1996 (unaudited)                                      5

  Notes to Condensed Consolidated Financial Statements (unaudited)                     6

Item 2

  Management's Discussion and Analysis of Financial

     Condition and Results of Operations                                               7

PART II. OTHER INFORMATION:

Item 6

  Exhibits and reports on Form 8-K                                                     8

  Signatures                                                                           8


                          PART 1. FINANCIAL INFORMATION
                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                       December 31,            June 30,
                                                                                           1997                   1997

                                                                                       (Unaudited)            (See Note)

                                                                                     -----------------      ----------------
                                                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                            $          2,924       $         1,580
Securities available for sale                                                                   3,696                 3,607
Accounts receivable, net                                                                        9,426                11,484
Inventories:

Raw materials                                                                                   1,323                 3,237
Work in process                                                                                   823                 1,319
Finished goods                                                                                  3,865                 5,506
                                                                                     -----------------      ----------------
                                                                                                6,011                10,062
Prepaid expenses and other assets                                                               2,707                 4,100
                                                                                     -----------------      ----------------
TOTAL CURRENT ASSETS                                                                           24,764                30,833
                                                                                     -----------------      ----------------
PROPERTY, PLANT AND EQUIPMENT, net                                                              1,597                 1,638
OTHER ASSETS                                                                                    1,500                 1,592
                                                                                     =================      ================
     TOTAL ASSETS                                                                    $         27,861       $        34,063
                                                                                     =================      ================
                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable - bank                                                                 $          1,625       $         4,163
Accounts payable                                                                                2,157                 6,477
Other current liabilities                                                                       3,601                 3,496
                                                                                     -----------------      ----------------
TOTAL CURRENT LIABILITIES                                                                       7,383                14,136
                                                                                     -----------------      ----------------
GUARANTEED BANK LOAN - ESOP                                                                       334                   509
OTHER NON-CURRENT LIABILITIES                                                                      28                    28
DEFERRED INCOME TAXES                                                                           1,617                 1,605
COMMITMENTS

STOCKHOLDERS' EQUITY

Common stock                                                                                    3,369                 3,369
Additional paid-in capital                                                                     11,994                12,117
Retained earnings                                                                              10,225                 9,789
                                                                                     -----------------      ----------------
                                                                                               25,588                25,275
Less:  Common shares in treasury at cost                                                        6,804                 7,011
       Guaranteed bank loan - ESOP                                                                334                   509
Add:   Unrealized gain on securities available for sale                                            49                    30
                                                                                     -----------------      ----------------
TOTAL STOCKHOLDERS' EQUITY                                                                     18,499                17,785
                                                                                                            ----------------
                                                                                     =================
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $         27,861       $        34,063
                                                                                     =================      ================

Note: The June 30, 1997 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                   Three Months Ended                     Six Months Ended
                                                                      December 31,                          December 31,

                                                                 1997                1996               1997                1996
                                                                 ----                ----               ----                ----


    Net Sales                                               $      21,369       $      19,718      $      40,699     $       42,695
    Cost of Goods Sold                                             15,897              14,507             30,371             32,238

                                                           ---------------    ----------------    ---------------    ---------------

    Gross Profit                                                    5,472               5,211             10,328             10,457
                                                           ---------------    ----------------    ---------------    ---------------




    Shipping, Selling and Administrative Expenses                   5,239               4,997              9,572              9,623
    Interest Expense                                                   54                  47                171                136
    Other Income, net                                                  57                  58                117                118
                                                           ---------------    ----------------
                                                                                                  ---------------    ---------------

                                                                    5,236               4,986              9,626              9,641
                                                           ---------------    ----------------    ---------------    ---------------

    Earnings before income taxes                                      236                 225                702                816
    Provision  for income taxes                                        89                  91                266                326
                                                           ---------------    ----------------    ---------------    ---------------

    Net earnings                                           $          147     $           134     $          436     $          490
                                                           ===============    ================    ===============    ===============

    Average number of shares outstanding                        2,691,624           2,793,405          2,691,624          2,793,405
                                                           ===============    ================    ===============    ===============

    Basic and Diluted Net Earnings per Common Share        $         0.06     $          0.05     $         0.16     $         0.18
                                                           ===============    ================    ===============    ===============



See notes to condensed consolidated financial statements.


                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                          Six Months Ended
                                                                                           December 31,

                                                                                        1997             1996
                                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:


Net earnings                                                                          $     436       $      490
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                               229              177
Unrealized loss from marketable securities                                                    -                6
Deferred Income Taxes                                                                        12                -
Changes in assets and liabilities:
   Decrease in accounts receivable                                                        2,058            3,043
   Decrease in inventories                                                                4,051            5,115
   Decrease in prepaid expenses and other current assets                                  1,393              552
   Decrease in other assets                                                                  14               10
   Decrease in accounts payable and other current liabilities                           (4,215)          (4,561)
                                                                                  -------------    -------------
 Net cash provided by operating activities                                                3,978            4,832
                                                                                   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                                    (127)            (151)
   Proceeds from sale of property                                                            17               12
   Purchases of securities available for sale                                           (1,150)                -
   Proceeds from maturities of  securities available for sale                             1,080                -
                                                                                   -------------    -------------
Net cash used in investing activities                                                     (180)            (139)
                                                                                   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Decrease in notes payable - bank                                                     (2,538)          (1,000)
   Issuance of treasury stock                                                                84                -
   Decrease in other non-current liabilities                                                  -              (5)
                                                                                   -------------    -------------
Net cash used in financing activities                                                   (2,454)          (1,005)
                                                                                   -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 1,344            3,688
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,580              665
                                                                                   =============    =============
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $                $
                                                                                          2,924            4,353
                                                                                   =============    =============


SUPPLEMENTAL INFORMATION:

Interest paid                                                                      $        171     $        136
                                                                                   -------------    ------------
Taxes paid                                                                         $        806     $        514
                                                                                   -------------    ------------


See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     1. The condensed consolidated balance sheet as of December 31, 1997 and the condensed consolidated statements of earnings for the three and six month periods ended December 31, 1997 and 1996, and the condensed consolidated statement of cash flows for the six month periods ended December 31, 1997 and 1996, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders. The results of operations for the period ended December 31, 1997 are not necessarily indicative of operating results for the full fiscal year.

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


     3. Net earnings per share - Effective December 31, 1997 the Company adopted SFAS No. 128 "Earnings Per Share." As required by SFAS 128 all earnings per share have been restated to present Basic and Diluted Earnings Per Share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased during the six month period ended December 31, 1997 to $2,924,000 from $1,580,000 at June 30, 1997. The increase this period was due to a net increase in cash provided by operating activities of $3,978,000, primarily from decreases in inventory and accounts receivable, offset by a decrease in accounts payable and other current liabilities. The net increases in cash provided by operating activities was used mostly to pay down $2,538,000 of short-term bank loans. The Company believes that funds provided by operations, existing working capital and the Company's current bank lines will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS

Net sales were $21,369,000 and $40,699,000 during the three and six-month periods ended December 31, 1997, compared to $19,718,000 and $42,695,000 in the three and six-month periods ended December 31, 1996, respectively. The increase in sales for the quarter ended December 31, 1997 was primarily due to higher net sales from the Company's sleepwear division and its premium division. However, gross profit of 25.6% was slightly less for the three-month period ended December 31, 1997 compared to the prior year comparable period of 26.4% due to somewhat lower apparel division gross profit. For the six month period, the decrease in net sales was due to overall lower apparel sales. However, the slightly higher gross profit for the six-month period ended December 31, 1997 vs. 24.5% in the prior year's six-month period resulted for the most part from improved premium division gross profit. Shipping, selling and administrative expense increased in the second quarter ended December 31, 1997, but was lower for this year's six-month period versus last year. As a percentage of net sales, however, while the three-month period dropped from 25.3% to 24.5%, the six-month period was up 1% to 23.5% from last year's six-month comparable period. The increase in interest expense reflects higher average borrowing during the current three and six month periods compared to the same periods last year.

The increase in earnings before income taxes for the three-month period as compared to the equivalent period last year was due mainly to higher volume in this year's three-month period and relatively lower percentage of shipping, selling and administrative expenses. While the gross profit percentage increased in this year's six-month period, earnings before income taxes for this period decreased compared to last year's six-month period principally due to the relatively higher shipping, selling and administrative expenses and due to higher interest expense. Net earnings for the three and six-month period ended December 31, 1997 were $147,000 and $436,000 compared to net earnings for the same periods last year of $134,000 and $490,000, respectively.

OTHER ITEM

The Company has done a preliminary assessment of the changes that are needed to make our systems year 2000 compliant. Based on this initial assessment, any required modifications will be completed timely and the cost of such modifications is not expected to have a material impact on the Company's results of operations.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

a)     Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended December 31, 1997.


                                                    SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             JACLYN, INC.
                                             ---------------
                                             (Registrant)

February 13, 1998                            /s/ Robert Chestnov
-----------------                            -------------------------
                                             Robert Chestnov
                                             President
                                             Chief Executive Officer

February 13, 1998                            /s/ Anthony Christon
-----------------                            -------------------------
                                             Anthony Christon
                                             Vice President
                                             Chief Financial Officer

     This schedule contains summary financial information extracted from the Jaclyn, Inc. Condensed Consolidated Statements of Earnings for the period ended December 31, 1997 and is qualified in its entirety by reference to such financial statements.

                 APPENDIX A TO ITEM 601((C)) OF REGULATION S-K
                         (ARTICLE 5 OF REGULATION S-X
                     COMMERCIAL AND INDUSTRIAL COMPANIES)

                                                                            Six Months Ended
Item Number       Item Description                                         December 31, 1997
-----------       ----------------                                         -----------------
5-03 (b) 1 (a)    Net sales of tangible products                                      40,699
5-03 (b) 1        Total revenues                                                      40,816
5-03 (b) 2 (a)    Cost of tangible goods sold                                         30,371
5-03 (b) 2        Total costs and expenses applicable to sales and revenues            9,572
5-03 (b) 3        Other costs and expenses
5-03 (b) 5        Provision for doubtful accounts and notes
5-03 (b) (8)      Interest and amortization of debt discount                             171
5-03 (b) (10)     Income before taxes and other items                                    702
5-03 (b) (11)     Income tax expense                                                     266
5-03 (b) (14)     Income/loss continuing operations                                      436
5-03 (b) (15)     Discontinued operations
5-03 (b) (17)     Extraordinary items
5-03 (b) (18)     Cumulative effect - changes in accounting principles
5-03 (b) (19)     Net income                                                             436
5-03 (b) (20)     Net earnings per share -basic                                         0.16
5-03 (b) (20)     Net earnings per share - diluted                                      0.16

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.               DESCRIPTION                                  PAGE NO.
-----------               -----------                                  -------
     27                    Financial Data Schedule                     10