Form 10-Q
period 1998-03-31
JACLYN INC
filed 1998-05-15
CIK 52969

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998
                                    --------------

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to _________

     Commission File Number 1-5863
                            ------

                                 JACLYN INC.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

       Delaware                                              22-1432053
   ----------------                                       ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                635 59th Street, West New York, New Jersey 07093
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (201) 868-9400
                    -----------------------------------------
              (Registrant's telephone number, including area code)


                                        NONE
                             -----------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No____
                                               -----



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at May 1, 1998
--------------------------                       ---------------------------
Common Stock, par value $1 per share                         2,711,405

                         JACLYN, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION:


                                                                                      Page No.
                                                                                      --------



Item 1
     Condensed Consolidated Balance Sheets -
          March 31, 1998 (unaudited) and June 30, 1997 (derived from audited financial
          statements)                                                                     3

     Condensed Consolidated Statements of Earnings -
          Three Months and Nine Months Ended March 31, 1998 and 1997 (unaudited)          4

     Condensed Consolidated Statements of Cash Flows - Nine Months
          Ended March 31, 1998 and 1997 (unaudited)                                       5

     Notes to Condensed Consolidated Financial Statements (unaudited)                     6

Item 2
     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                             7


PART II.  OTHER INFORMATION:

Item 6
     Exhibits and reports on Form 8-K                                                    8

     Signatures                                                                          8


                         PART 1.  FINANCIAL INFORMATION
                         JACLYN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              March 31,    June 30,
                                                                1998         1997
                                                             (Unaudited)  (See Note)
                                                           ------------------------
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                       $ 3,101     $ 1,580
Securities available for sale                                     3,480       3,607
Accounts receivable, net                                          7,757      11,484
Inventories:
  Raw materials                                                   1,828       3,237
  Work in process                                                   671       1,319
  Finished goods                                                  2,496       5,506
                                                                  4,995      10,062
Prepaid expenses and other assets                                 2,551       4,100
TOTAL CURRENT ASSETS                                             21,884      30,833
PROPERTY, PLANT AND EQUIPMENT, net                                1,586       1,638
OTHER ASSETS                                                      1,461       1,592
 TOTAL ASSETS                                                   $24,931     $34,063

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable - bank                                          $     -     $ 4,163
  Accounts payable                                                1,811       6,477
  Other current liabilities                                       2,622       3,496
TOTAL CURRENT LIABILITIES                                         4,433      14,136
GUARANTEED BANK LOAN - ESOP                                         159         509
OTHER NON-CURRENT LIABILITIES                                        35          28
DEFERRED INCOME TAXES                                             1,613       1,605
COMMITMENTS
STOCKHOLDERS' EQUITY
  Common stock                                                    3,369       3,369
  Additional paid-in capital                                     11,994      12,117
  Retained earnings                                              10,249       9,789
                                                                 25,612      25,275
Less:  Common shares in treasury at cost                          6,804       7,011
       Guaranteed bank loan - ESOP                                  159         509
Add:   Unrealized gain on securities available for sale              42          30
TOTAL STOCKHOLDERS' EQUITY                                       18,691      17,785
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $24,931     $34,063
  STOCKHOLDERS'EQUITY EQUIT EQUITY

Note: The June 30, 1997 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         MARCH 31,                         MARCH 31,
                                                      1998        1997        1998              1997
                                                   ----------  ----------  ----------        -----------
Net Sales                                          $   13,999  $   13,778  $   54,697         $   56,473
Cost of Goods Sold                                     10,939       9,758      41,310             41,997
Gross Profit                                            3,060       4,020      13,387             14,476

Shipping, Selling and Administrative Expenses           3,090       3,982      12,662             13,605
Interest Expense                                           11           1         182                137
Other Income, net                                          81          77         199                195
                                                        3,020       3,906      12,645             13,547
Earnings before income taxes                               40         114         742                929
Provision  for income taxes                                15          46         282                371
Net earnings                                       $       25  $       68  $      460         $      558
Average number of shares outstanding                2,704,514   2,831,155   2,704,514          2,831,155
Basic and Diluted Net Earnings per Common Share         $0.01       $0.02       $0.17              $0.20


See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                         1998      1997
                                                                                       --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                           $   460   $   558
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                              340       356
Unrealized loss from marketable securities                                                   -        17
Deferred Income Taxes                                                                        8       (10)
Changes in assets and liabilities:
   Decrease in accounts receivable                                                       3,727     3,432
   Decrease in inventories                                                               5,067     5,452
   Decrease in prepaid expenses and other current assets                                 1,404       204
   Decrease in other assets                                                                 14        20
   Decrease in accounts payable and other current liabilities                           (5,394)   (6,684)
 Net cash provided by operating activities                                               5,626     3,345

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                    (225)     (388)
   Proceeds from sale of property                                                           53        20
   Purchases of securities available for sale                                           (1,141)        -
   Proceeds from maturities of  securities available for sale                            1,280         -
Net cash used in investing activities                                                      (33)     (368)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in notes payable - bank                                                     (4,163)   (1,100)
   Issuance of treasury stock                                                               84         -
   Increase (decrease) in other non-current liabilities                                      7        (5)
Net cash used in financing activities                                                   (4,072)   (1,105)
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                1,521     1,872
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           1,580       665
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 3,101   $ 2,537

SUPPLEMENTAL INFORMATION:
Interest paid                                                                             $182      $137
Taxes paid                                                                                $837      $830



See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  1. The condensed consolidated balance sheet as of March 31, 1998 and the condensed consolidated statements of earnings for the three and nine month periods ended March 31, 1998 and 1997, and the condensed consolidated statement of cash flows for the nine month periods ended March 31, 1998 and 1997, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders. The results of operations for the period ended March 31, 1998 are not necessarily indicative of operating results for the full fiscal year.

2. In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for the Company for the year ended June 30, 1999. SFAS No. 131 requires disclosure about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. The new standard also requires that the Company report certain information about its products and services, the geographic areas in which they operate, and major customers. The Company has not yet determined the impact, if any, of the adoption of SFAS No. 131.


3. Net earnings per share - Effective December 31, 1997 the Company adopted SFAS No. 128 "Earnings Per Share." As required by SFAS 128 all earnings per share have been restated to present Basic and Diluted Earnings Per Share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased during the nine month period ended March 31, 1998 to $3,101,000 from $1,580,000 at June 30, 1997. The increase this period was due to a net increase in cash provided by operating activities of $5,626,000, primarily from decreases in inventory, accounts receivable and prepaid expenses and other current assets, offset by a decrease in accounts payable and other current liabilities. The net increase in cash provided by operating activities was used mostly to repay $4,163,000 of short-term bank loans. The Company believes that funds provided by operations, existing working capital and the Company's current bank lines will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS

Net sales were $13,999,000 and $54,697,000 during the three and nine-month periods ended March 31, 1998, compared to $13,778,000 and $56,473,000 in the three and nine-month periods ended March 31, 1997, respectively. The increase in sales for the quarter ended March 31, 1998 was primarily due to higher net sales from the Company's premium division. However, gross profit of 21.9% was lower for the three-month period ended March 31, 1998 compared to 29.2% in the prior year's comparable period due, in part, to season-end closeouts in the apparel division. For the nine month period, the decrease in net sales was due to overall lower apparel sales. The slightly lower overall gross profit of 24.5% for the nine-month period ended March 31, 1998 vs. 25.6 % in the prior year's nine-month period resulted for the most part from lower gross profit on apparel sales. Shipping, selling and administrative expenses decreased in the third quarter ended March 31, 1998, and for this year's nine-month period versus last year. As a percentage of net sales, the three-month period dropped from 28.9% to 22.1% primarily attributable to lower shipping, royalty and product development related costs, while the nine-month period declined slightly to 23.1% from 24.1% for last year's nine-month comparable period. The increase in interest expense reflects higher average borrowing during the current three and nine month periods compared to the same periods last year.

The decrease in earnings before income taxes for both the three and nine month periods as compared to the equivalent periods last year was due mainly to this year's lower overall gross profit. Net earnings for the three and nine-month period ended March 31, 1998 were $25,000 and $460,000 compared to net earnings for the same periods last year of $68,000 and $558,000, respectively.

OTHER ITEM

The Company has completed a preliminary assessment of the changes that are needed to make its systems year 2000 compliant. Based on this initial assessment, any required modifications are anticipated to be completed timely and the cost of such modifications is not expected to have a material impact on the Company's results of operations.

PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------


a) Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended March 31, 1998.




                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         JACLYN, INC.
                                         -------------------------
                                         (Registrant)


May 14, 1998                             /s/ Robert Chestnov
------------                             --------------------------
                                         Robert Chestnov
                                         President
                                         Chief Executive Officer


May 14, 1998                             /s/ Anthony Christon
------------                             -------------------------
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