Form 10-K405
period 1998-06-30
JACLYN INC
filed 1998-09-28
CIK 52969

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________to _____________________.

                           Commission File No. 1-5863


                                 JACLYN, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                   22-1432053
--------------------------------              -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

635 59th Street, West New York, New Jersey                  07093
------------------------------------------    -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant at September 15, 1998 was approximately $11,184,000.

There were 2,711,391 shares of Common Stock outstanding at September 15, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III Certain Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on December 2, 1998.

                               TABLE OF CONTENTS
                               -----------------

              Item                                                   Page
              ----                                                   ----

PART I         1.   Business.........................................   1


               2.   Properties.......................................   4

               3.   Legal Proceedings................................   5

               4.   Submission of Matters to a
                    Vote of Security Holders.........................   5

PART II        5.   Market for the Registrant's Common Equity
                    and Related Stockholder Matters..................   6

               6.   Selected Financial Data..........................   7

               7.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.......................................   8

              7A.   Quantitative and Qualitative disclosures about
                    Market & Risk....................................  12

               8.   Financial Statements and Supplementary
                    Data.............................................  12

               9.   Changes in and Disagreements with
                    Accountants on Accounting and Financial
                    Disclosure.......................................  12

PART III      10.   Directors and Executive Officers
                    of the Registrant................................  12

              11.   Executive Compensation...........................  12

              12.   Security Ownership of Certain
                    Beneficial Owners and Management.................  13

              13.   Certain Relationships and Related
                    Transactions.....................................  13

PART IV       14.   Exhibits, Financial Statement
                            Schedules and Reports on Form 8-K.......   13

SIGNATURES..........................................................   17

                                    PART I
                                    ------



Item 1.   Business.
------    --------

          Jaclyn, Inc. (incorporated in the State of Delaware in 1968) ("Jaclyn") and its subsidiaries (collectively the "Registrant") are primarily engaged in the design, manufacture, distribution and sale of vinyl, leather and fabric handbags, sport bags and related products (collectively, "handbag products"), and apparel items. The Registrant markets its handbag products in a variety of popularly priced fashions and designs, with an emphasis on casual, travel and sport styles. The Registrant's apparel lines are wide ranging and include vests, loungewear, sleepwear, dresses, sportswear, as well as lingerie.

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

          Finished merchandise is received at the Registrant's warehouses located in West New York, New Jersey and Ferris, Texas, and in several independently owned warehouses in New Jersey, Florida, Indiana and California, and from these locations is shipped under different selling names to customers all over the country. The Registrant's handbag products are intended to retail at between $6 and $275. The Registrant's better price and designer lines of handbag products, which are sold under the "Anne Klein"(TM) and "Susan Gail" names, are marketed through better department stores and specialty shops. The Registrant's other handbag products are marketed primarily through general merchandise, chain and department stores. In addition, the Registrant markets its apparel lines to existing customers of its handbag products as premium and/or special order items, as well as to major mail order catalog chains and other retailers.

          The Registrant markets its handbag products under trademarks and trade names which it owns, including "Saddle River," "Shane," "Aetna," "Susan Gail," "Robyn Lyn" and "Marilyn USA." In addition, the Registrant is licensed to manufacture and market handbag products under the names "Looney Tunes"(TM) under an agreement which expires December 31, 1998, "Riders"(TM) under an agreement which expires December 31, 1998, "Crayola"(TM) under an agreement which expires December 31, 1998, "Dr. Seuss"(TM) under an agreement which expires December 31, 1999, and "Anne Klein"(TM) under an agreement which expires December 31, 2001. The Registrant's apparel lines are marketed under the names "Robyn Lyn," "Saddle River," "Susan Gail," and "Emerson Road." The Registrant also manufactures apparel items for sale as private-label merchandise. The Registrant considers all of its trademarks, trade names and other intellectual property rights to be of significant value in the marketing of its products.

          The Registrant sells throughout the United States through its own salesmen and through independent sales representatives. Sales of domestically manufactured merchandise, including those assembled in Central America and in Mexico from domestically produced components, accounted for approximately 33% of the Registrant's consolidated net sales for the fiscal year ended June 30, 1998. During fiscal 1997, sales of such merchandise, including those assembled in Central America and in Mexico from domestically manufactured components, accounted for approximately 29% of consolidated net sales.

          In fiscal 1998, the Registrant's imports of merchandise manufactured in the Far East accounted for approximately 67% of consolidated net sales, compared to approximately 71% of consolidated net sales in fiscal 1997. Imports offer the Registrant the benefit of a greater diversification of styling resulting from volume purchases and the benefit of cost savings related to such purchases. While the Registrant's operations are subject to the usual risks associated with purchases from foreign countries, the Registrant's other foreign and domestic manufacturing sources provide it with alternative sources and facilities.

          Approximately 64% of the Registrant's consolidated net sales for fiscal 1998 were to general merchandise, chain and department stores, with the balance consisting of sales to smaller specialty shops, smaller retail stores and cosmetic firms. During the fiscal year ended June 30, 1998, four customers of the Registrant accounted for 44% of the Registrant's consolidated net sales, of which the Registrant's three largest customers ( Estee Lauder, Wal-Mart Stores, Inc., and Target Stores) accounted for 15%, 12% and 10% of such sales, respectively. Three major customers of the Registrant accounted for approximately 34% of the Registrant's consolidated net sales for the fiscal year ended June 30, 1997, of which the Registrant's two largest customers (Wal-Mart Stores, Inc. and Estee Lauder) accounted for 13% and 12% of such sales, respectively. Sales of apparel items during each of the fiscal years ended June 30, 1998, 1997 and 1996 represented 38%, 36% and 30%, respectively, of consolidated net sales. Sales of handbag products represented the remainder of the Registrant's consolidated net sales. The Registrant's sales are customarily offered on credit terms. The Registrant does not have long-term contracts with any of its customers.

          The Registrant purchases its handbag and apparel raw materials, primarily fabrics, vinyl and urethane plastics, leather, frames, ornaments, trim and other materials, and certain of its finished products, from a variety of sources. In most cases, the Registrant assists its suppliers and contractors in the design and style of the materials it purchases. The Registrant's largest expenditures for raw materials are for fabrics, leather, vinyl and urethane plastics, which the Registrant purchases from several suppliers, one of which provided about 14% of its raw material needs in fiscal 1998. While the Registrant has no long-term supply contracts, the raw materials it uses are available from various sources and it anticipates no difficulty in the future in obtaining the necessary raw materials for its operations. With respect to its domestic manufacturing and imported purchases from the Far East and Europe of finished handbags and related products, the Registrant deals with a number of sources, both domestically and in the Far East and Europe, no one of which accounted for more than 15% of the Registrant's total cost of goods sold. The Registrant has no long-term supply contracts with its Far East or European sources of finished handbags and related products or apparel items and is subject to the usual risks associated therewith.

          The Registrant generally offers Fall/Winter, Holiday and Spring/Summer product lines and in most instances manufactures product to meet the specific requirements of its customers. The Registrant's business is somewhat seasonal in nature, with shipments historically being greater in the first two quarters of its fiscal years and lower in the third and fourth quarters. Reference is made to Note O, "Unaudited Quarterly Financial Data," of the Notes to Consolidated Financial Statements on page F-23 of this Form 10-K for additional information about quarterly results.

          At September 15, 1998, the Registrant had unfilled orders of approximately $18,834,000, compared to approximately $31,735,000 at September 15, 1997. The decrease in backlog is primarily attributable to decreases in the volume of certain of the Company's divisions due to the non-renewal of the Registrant's "Winnie The Pooh"(TM) license which expired June 30, 1997 and from lower retail demand for non-brand handbag and accessories merchandise. In the ordinary course of business, the amount of unfilled orders at a particular point in time is affected by several factors, including scheduling of the manufacture and shipping of goods (which, in turn, may be dependent on the requirements of customers). Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

          The Registrant employed 221 persons as of June 30, 1998, of whom 101 were on a salaried basis and the balance on an hourly basis. At June 30, 1998, 22 of the Registrant's employees were members of the Four Joint Boards of New York, New Jersey, Pennsylvania and New England, affiliated with the International Leather Goods, Plastics and Novelty Workers Union, AFL-CIO. The Registrant considers its relations with its employees to be satisfactory.

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

          In January 1996, the Registrant entered into a sales agreement to manufacture and distribute an existing line of women's robes and sleepwear. In addition, in April 1998, the Registrant entered into a sales agreement to manufacture and distribute an existing line of junior intimates and daywear. The Registrant did not incur any significant expenditures as a result of either of these agreements.

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

In addition, two of the principals of McCrackin have entered into a consulting agreement to make available to the Registrant marketing and consulting services. The Registrant also granted to those principals an option (which was not exercised) to repurchase the trademarks on or prior to December 31, 1997.

Item 2.   Properties.
------    ----------

          The Registrant's executive offices and one of its warehouse facilities, containing 140,000 square feet, are located in West New York, New Jersey. The Registrant occupied these facilities under long-term leases from 1968 to 1981, when these facilities were purchased by the Registrant. The Registrant currently leases to outside parties approximately 59,000 square feet of the West New York facilities. The Registrant also leases three showroom and office facilities in New York City totaling approximately 20,000 square feet. The executive offices, and manufacturing, distribution and warehouse facilities, of JLN, Inc., containing 93,250 square feet, are located in Ferris, Texas. All of the Registrant's facilities are well maintained structures, in good physical condition and are adequate to meet its current and foreseeable needs.

          Reference is made to Note E, "Commitments," of the Notes to Consolidated Financial Statements on page F-13 of this Form 10-K for additional information about the Registrant's commitments under the terms of non-cancelable leases.

Item 3.   Legal Proceedings.
------    -----------------

          (a) The Registrant is not a party to, nor is any of its property the subject of, any material pending legal proceeding.


          (b) No material pending legal proceeding was terminated during the three-months ended June 30, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          The Registrant did not submit any matters to a vote of its security holders, through the solicitation of proxies or otherwise, during the three-months ended June 30, 1998.

                                    PART II
                                    -------

Item 5.     Market for the Registrant's Common Equity
------      and Related Stockholder Matters.
            -----------------------------------------

                 The Registrant's Common Stock, $1.00 par value per share, is traded on the American Stock Exchange (Symbol: "JLN"). The following table sets forth the high and low closing sales prices for the Registrant's Common Stock, as reported by the American Stock Exchange, for each quarterly period during the Registrant's fiscal years ended June 30, 1998 and June 30, 1997 .



                 Fiscal Year Ended June 30, 1998      High       Low
                 -------------------------------      ----       ---

                 First Quarter                        5 1/8     3 7/8
                 Second Quarter                       4 15/16   4 3/16
                 Third Quarter                        5  5/16   4
                 Fourth Quarter                       5 13/16   4 3/4

                 Fiscal Year Ended June 30, 1997      High       Low
                 -------------------------------      ----       ---

                 First Quarter                        5 3/4   4 1/16
                 Second Quarter                       5 7/16  4 7/16
                 Third Quarter                        5 7/16  4 3/4
                 Fourth Quarter                       4 7/8   3 11/16


                 The Registrant did not pay cash dividends during fiscal 1998 or 1997 and does not anticipate the payment of cash dividends in the foreseeable future.

                 At June 30, 1998, there were approximately 711 holders of record of the Registrant's Common Stock.

                 In accordance with a letter agreement dated December 29, 1997, the Registrant granted to Robert Chestnov, President and Chief Executive Officer of the Registrant, a restricted stock award of 20,000 shares of Common Stock (the "Award Shares") in consideration for services rendered to the Registrant. The Award Shares have not been registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration afforded by Section 4(2) of the Act for transactions by an issuer which do not involve a public offering. Mr. Chestnov has represented that he is acquiring the Award Shares for his own account and not with a view to the distribution thereof within the meaning of the Act and has agreed not to pledge, sell, assign, transfer or otherwise dispose of all or any of the Award Shares until January 1, 2000.

Item 6. Selected Financial Data.
------  -----------------------

Years ended June 30,                             1998           1997           1996           1995            1994
Net Sales                                     $68,263,000    $77,156,000    $72,312,000    $73,577,000     $82,393,000

Cost of Goods Sold                             51,401,000     56,825,000     53,836,000     58,639,000      58,298,000

Gross Profit                                   16,862,000     20,331,000     18,476,000     14,938,000      24,095,000

Shipping, selling and administrative
 expenses                                      16,822,000     19,185,000     17,543,000     17,834,000      21,741,000

Restructuring costs                                                    -              -        995,000               -

Interest expense                                  182,000        181,000        119,000        309,000         224,000

Other income, net                                 246,000        266,000        328,000        317,000         422,000

Provision (benefit) for income taxes               37,000        468,000        457,000     (1,563,000)        965,000

NET EARNINGS (LOSS)                           $    67,000    $   763,000    $   685,000    $(2,320,000)    $ 1,587,000

Weighted average shares outstanding             2,707,000      2,705,000      2,692,000      2,691,000       2,689,000

   Net Earnings per common share-
    Basic and Diluted                               $0.02          $0.28          $0.25    $     (0.86)    $      0.59

Cash dividends paid                           $         -    $         -    $         -    $      0.25     $      0.50

TOTAL ASSETS                                  $24,572,000    $34,063,000    $31,981,000    $28,409,000     $34,886,000
Long term debt:

    Guaranteed bank loan - ESOP               $    56,000    $   509,000    $   704,000    $   888,000     $ 1,150,000

    Other non-current liabilities             $    20,000    $    28,000    $    32,000    $    33,000     $    31,000

Stockholders' equity                          $18,395,000    $17,785,000    $16,838,000    $15,942,000     $18,703,000

Stockholders' equity per share                $      6.80    $      6.57    $      6.26    $      5.92     $      6.95

Item 7.   Management's Discussion and Analysis of
------    Financial Condition and Results of Operations.
          ----------------------------------------------

Liquidity and Capital Resources

The net increase in cash and cash equivalents in the fiscal years ended June 30, 1998, 1997 and 1996 was $596,000, $915,000 and $422,000, respectively. The net increase in fiscal 1998 was the result of an excess of funds provided from operating activities totaling $4,042,000 and investing activities of $633,000, over funds used in financing activities of $4,079,000. Funds provided by operating activities were principally from a $1,985,000 decrease in inventory (resulting from lower first quarter fiscal 1999 shipping) and a $5,505,000 decrease in accounts receivable (attributable to a lower level of shipping in the fourth quarter of fiscal 1998 compared to the comparable quarter in fiscal
1997). The resulting cash flows were mostly used to decrease accounts payable and other current liabilities by $5,056,000. Cash provided by investing activities resulted mainly from an excess of proceeds from securities available for sale over purchases of such securities and the purchases of property and equipment. Funds used in financing activities were mostly to pay down all outstanding notes payable to the Company's bank under the existing credit facility.

     Through a $23,000,000 credit line with its bank, the Company has short-term borrowing capabilities, under which letters of credit for purchase commitments and bankers acceptances may be issued. Within this line of credit, the Company has available up to $10,000,000 of short-term loans and bankers acceptances at either prime or LIBOR rates. All borrowing, with the exception of bankers acceptances, is unsecured. There were no amounts outstanding under the Company's line of credit at June 30, 1998. Reference is made to Note F "Credit Facilities," of the Notes to Consolidated Financial Statements on page F-13 of this Form 10-K for additional information about the Company's credit lines.

     There were no material commitments for capital expenditures at June 30, 1998.

     The net increase in cash and cash equivalents in fiscal 1997 was the result of an excess of funds from financing activities (bank borrowings under the Company's credit line) of $3,063,000 over funds used in investing activities of $467,000 and funds used in operating activities of $1,681,000. Funds from operating activities were used mainly to reduce accounts payable and other current liabilities totaling $1,677,000 and to finance the $1,179,000 increase in accounts receivable. These funds were principally offset by a decrease in inventories of $1,010,000 which resulted from higher shipping in June 1997 compared to June 1996 and net earnings from operations of $763,000. Cash used in investing activities was primarily for property and equipment additions.

     The net increase in cash and cash equivalents in the fiscal year ended June 30, 1996 was $422,000. This increase was the result of an excess of funds provided by operating activities of $3,176,000 over funds used in investing activities of $315,000 and financing activities of $2,439,000. Funds provided by operating activities increased mainly due to an increase in accounts payable of $5,010,000 mostly financing the increase in inventory and net earnings from operations totaling $685,000. These funds were principally offset by an increase in inventories of $3,330,000 due to increased orders for goods planned to be shipped in the first quarter of fiscal 1997. Cash used in investing activities was primarily for the purchase of bonds (securities available for sale) of $3,673,000 and for the purchase of certain trademarks and other assets from McCrackin Industries, Inc. for $1,500,000. Reference is made to Note M "Purchase of Trademarks" of the Notes to Consolidated Financial Statements on page F-21 of this Form 10-K. These items were offset, in part, by sales of securities available for sale totaling $5,034,000. Funds used in financing activities of $2,439,000 were entirely related to the pay down of outstanding notes payable to the Company's bank under an existing bank line of credit.

        The Company has an Employee Stock Ownership Plan ("ESOP"). During fiscal 1994, the Company guaranteed a bank loan to the ESOP in the amount of $1,150,000, the proceeds of which were also used to purchase shares of the Company's Common Stock. At June 30, 1998, the loan balance was $56,000. Reference is made to Note L, "Employee Stock Ownership Plan and Trust," of the Notes to Consolidated Financial Statements on page F-21 of this Form 10-K.

        As of  June 30, 1998, 1997 and 1996, working capital was  $16,715,000,
$16,697,000 and $15,993,000 , respectively. The ratio of current assets to current liabilities for those same periods was 4.4 to 1, 2.2 to 1 and 2.3 to 1, respectively. The increase in the current ratio in fiscal 1998 is the result of the relative relationship of lower levels of inventory and accounts receivable and a corresponding lower level of both notes payable to the Company's bank and of accounts payable and other current liabilities. The Company's cash, cash equivalents and marketable securities totaled $4,911,000, $5,187,000 and $4,279,000, at June 30, 1998, 1997 and 1996, respectively. The Company believes that funds provided by operations, existing working capital and the Company's current bank lines will be sufficient to meet its anticipated short-term and long-term working capital needs.

Results of Operations

1998 Compared to 1997

        Net sales of $68,263,000 were $8,893,000 below fiscal 1997. This decrease was due primarily to significantly lower sales volume in the Company's children's division resulting mostly from the non-renewal of the Company's "Winnie The Pooh"(TM) license and lower volume in the Company's medium priced handbag business, due to lower retail demand for non-brand handbag and accessories merchandise, offset partly by improved premium and women's apparel sales.

        The gross profit margin for fiscal 1998 was 24.7%, or a decline of 1.7% from the prior year, which resulted from a higher level of inventory markdowns and off-price sales in the children's and medium priced handbag business. Margins improved somewhat, however, in the premium and the women's apparel business. Shipping, selling and administrative expenses decreased by $2,363,000. As a percentage of net sales, this decrease in the current fiscal year was 24.6% compared to 24.9% in the prior fiscal year, attributable to lower fiscal 1998 shipping, royalty and product development costs.

        Other income, comprised almost exclusively from interest income, declined slightly from the prior fiscal year generally due to a lower level of interest rates on the investment portfolio.

        The decrease in earnings before income taxes for the fiscal year ended June 30, 1998 compared to the prior year was primarily due to the decrease in sales and the 1.7% decrease in the gross profit margin discussed above.

1997 Compared to 1996

        Net sales were $77,156,000, or $4,844,000 greater than fiscal 1996. This increase was primarily due to increased apparel sales, an increase in the premium business and an increase in the children's licensing business offset somewhat by a decrease in moderately priced handbag line.

        Gross profit margins totaling 26.4% improved slightly due to stronger margins from licensed products and from improved apparel business margins.

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

        The earnings increase for the fiscal year ended June 30, 1996 was due mainly to better gross profit margins, lower shipping, selling and administrative expense as well as lower interest expense. The loss for the fiscal year ended June 30, 1995 was due mainly from decreased sales volume and lower margins, offset by decreased shipping, selling, administrative expenses as well as costs associated with the restructuring.

Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." These statements, which are effective for the Company for the year ending June 30, 1999, expand and modify disclosures and accordingly will have no impact on the Company's consolidated balance sheet or statement of earnings.

Year 2000 Compliance

         The Company has completed its assessment of the changes that are needed to make its critical and other data processing systems year 2000 compliant. The changes, which include a combination of software modifications and upgrades and hardware changes, have substantially been completed, with significant customer testing underway. The Company's internal target date to be fully compliant and tested is March 1999. The Company has targeted March 1999 in an effort to provide it with a full nine months to continue to test its systems, thereby minimizing the risks associated with Year 2000 systems changes.

         Existing data processing personnel are being utilized in implementing Year 2000 changes. To date, total costs incurred have been approximately $6,000, with total aggregate costs to become Year 2000 compliant not expected to exceed $10,000.

         Most of the Company's major customers have already indicated that they are or will be year 2000 compliant by the end of calendar year 1998. The Company is not computer interdependent with its significant suppliers and, accordingly, does not believe that the failure of suppliers to be Year 2000 compliant will pose any significant risk to the Company's business operation. In any event, the Company presently has and expects it will have alternative sources of supply if existing vendors are unable to supply the Company if they are not Year 2000 compliant.

         The foregoing constitute forward looking statements based upon management's best estimates concerning future events. Actual results could differ as a result of a number of factors, including future costs of Year 2000 compliance, success of testing, successful completion by third parties with their respective Year 2000 compliance programs, and similar uncertainties.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
-------   ----------------------------------------------------------

       The Registrant, in the normal course of doing business, is theoretically exposed to interest rate change market risk with respect to its Securities Available for Sale and its line of credit. As borrowing patterns are seasonal, the Registrant is not dependant on borrowing throughout the year. Therefore, a sudden increase in interest rates (which under the line of credit is at the prime rate or lower) may, during peak borrowing, have a negative impact on short-term results, but would unlikely impact longer-term results since a cost pass-through would offset such higher interest expense.

       All of the Registrant's Securities Available for Sale are state government or municipal bonds. As of June 30, 1998, the cost and market value of such bonds was $2,625,000 and $2,683,540, respectively. A significant increase in interest rates would result in a decrease in the bond prices. However, to minimize risk, the Registrant has a policy of investing only in high rated instruments ( substantially all have Aa or better Moody's bond ratings) and generally uses short-term maturities (currently the average life is about three years). In addition, the proceeds from such securities are not essential to the working capital needs of the business and therefore could be held to maturity for full face value.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

            (a)    Financial Statements
                   --------------------

            The report dated September 25, 1998 of Deloitte & Touche LLP, independent auditors, the consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998 and Notes to Consolidated Financial Statements appear on pages F-2 through F-15 of this Form 10-K.

            (b)    Supplementary Data
                   ------------------

            Selected unaudited quarterly financial data for the fiscal years ended June 30, 1998 and June 30, 1997 is set forth at Note O, "Unaudited Quarterly Financial Data" on page F-16 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants
-------  on Accounting and Financial Disclosure.
         ---------------------------------------------

               Not Applicable.


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

              The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.  Executive Compensation.
-------   ----------------------

              The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

              The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

              The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------  ----------------------------------------------------------------

(a) The following financial statements and financial statement schedules are filed as part of this report:

          (1) Financial Statements:
              --------------------

              Independent Auditors' Report

              Consolidated Balance Sheets -- June 30, 1998 and 1997

              Consolidated Statements of Operations -- years ended June 30, 1998, 1997 and 1996

              Consolidated Statements of Stockholders' Equity -- years ended June 30, 1998, 1997 and 1996

              Consolidated Statements of Cash Flows -- years ended June 30, 1998, 1997 and 1996

              Notes to Consolidated Financial Statements

          (b) Financial Statement Schedules:
              -----------------------------

              Schedule II - Valuation and Qualifying Accounts


              All other schedules are omitted because they are either inapplicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

          (c) Exhibits:
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

10(k) Amendment to Loan and Security Agreement dated August 2, 1994 between the Jaclyn, Inc. Employee Stock Ownership Plan and Trust and National Westminster Bank, New Jersey (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
               1994).

10(l) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
               1990).*

10(m) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Howard Ginsburg (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
               1990).*

10(n) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Allan Ginsburg (incorporated herein by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
               1990).

10(o) 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
               1997).*

10(p) Non-Qualified Stock Option Contract dated December 3,1996 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

10(q) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Richard Chestnov (incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
               1997).

10(r) Non-Qualified Stock Option Contract dated August 19, 1997 between the Registrant and Al Safer (incorporated by reference to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

10(s) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Martin Brody.

10(t) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Richard Chestnov.

10(u) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Albert Safer.

10(v) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov.*

21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1995).

27             Financial Data Schedule.

____________________
*Management contract or compensatory plan or arrangement


(b)    Reports on Form 8-K.

              No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1998.

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

                                    JACLYN, INC.

                                    By: /s/ Allan Ginsburg
                                        ------------------------
September 25, 1998                      ALLAN GINSBURG, Chairman
                                         of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Allan Ginsburg         Chairman of the Board      September 25, 1998
------------------------   and Director
ALLAN GINSBURG

/s/ Robert Chestnov        President, Principal       September  25, 1998
------------------------   Executive Officer and
ROBERT CHESTNOV            Director

 /s/ Anthony Christon      Chief Financial Officer,   September 25, 1998
------------------------   Principal Financial and
ANTHONY CHRISTON           Accounting Officer

 /s/ Abe Ginsburg          Director                   September 25, 1998
------------------------
ABE GINSBURG

/s/ Howard Ginsburg        Director                   September  25, 1998
------------------------
HOWARD GINSBURG

                           Director                   September  25, 1998
------------------------
MARTIN BRODY

 /s/ Richard Chestnov      Director                   September 25, 1998
------------------------
RICHARD CHESTNOV

/s/ Al Safer               Director                   September 25, 1998
------------------------
AL SAFER

                         JACLYN, INC. AND SUBSIDIARIES
                     Consolidated Financial Statements and
                  Additional Information for the Years Ended
                       June 30, 1998, 1997 and 1996 and


                         Independent Auditors' Report

JACLYN, INC. AND SUBSIDIARIES

TABLE OF CONTENTS



                                                                         Page
INDEPENDENT AUDITORS' REPORT                                              F-1

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets                                          F-2

     Consolidated Statements of Earnings                                  F-4

     Consolidated Statements of Cash Flows                               F-5-6

     Consolidated Statements of Changes in Stockholders' Equity           F-8

     Notes to Consolidated Financial Statements                          F-9-23

SUPPLEMENTAL SCHEDULE:

     Valuation and Qualifying Accounts                                    F-24

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Jaclyn, Inc.
West New York, New Jersey


We have audited the accompanying consolidated balance sheets of Jaclyn, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the consolidated financial statement schedule of Jaclyn Inc. and Subsidiaries listed in item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jaclyn, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


Deloitte & Touche, LLP
September 24, 1998
New York, New York

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND 1997

                                                          1998           1997
ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS                             $ 2,176,000    $ 1,580,000
SECURITIES AVAILABLE FOR SALE                           2,735,000      3,607,000
ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL
  ACCOUNTS: 1998, $483,000, 1997, $724,000              5,979,000     11,484,000
INVENTORIES                                             8,077,000     10,062,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS                 533,000      1,258,000
DEFERRED INCOME TAXES                                   2,050,000      2,329,000
PREPAID AND REFUNDABLE INCOME TAXES                        82,000        513,000
  TOTAL CURRENT ASSETS                                 21,632,000     30,833,000
PROPERTY, PLANT AND EQUIPMENT - NET                     1,516,000      1,638,000
OTHER ASSETS                                            1,424,000      1,592,000
                                                      $24,572,000    $34,063,000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
NOTES PAYABLE - BANK                                  $         -    $ 4,163,000
ACCOUNTS PAYABLE                                        2,676,000      6,477,000
COMMISSIONS PAYABLE                                       144,000        150,000
ACCRUED PAYROLL AND RELATED EXPENSES                      829,000      1,046,000
OTHER CURRENT LIABILITIES                               1,268,000      2,300,000
  TOTAL CURRENT LIABILITIES                             4,917,000     14,136,000
GUARANTEED BANK LOAN - ESOP                                56,000        509,000
OTHER NON-CURRENT LIABILITIES                              20,000         28,000
DEFERRED INCOME TAXES                                   1,185,000      1,605,000
COMMITMENTS
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, PAR VALUE $1: AUTHORIZED,
  1,000,000 SHARES; ISSUED AND OUTSTANDING, NONE                -              -
COMMON STOCK, PAR VALUE $1: AUTHORIZED,
  5,000,000 SHARES                                      3,369,000      3,369,000
ADDITIONAL PAID-IN CAPITAL                             12,117,000     12,117,000
RETAINED EARNINGS                                       9,733,000      9,789,000
                                                       25,219,000     25,275,000
LESS: TREASURY STOCK AT COST                            6,804,000      7,011,000
    GUARANTEED BANK LOAN - ESOP                            56,000        509,000
ADD: UNREALIZED GAIN ON SECURITIES AVAILABLE FOR
  SALE                                                     35,000         30,000
  TOTAL STOCKHOLDERS' EQUITY                           18,394,000     17,785,000

                                                      $24,572,000    $34,063,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                            1998           1997          1996

Net sales                                $68,263,000   $77,156,000   $72,312,000

Cost of goods sold                        51,401,000    56,825,000    53,836,000

Gross profit                              16,862,000    20,331,000    18,476,000

Shipping, selling and administrative
    expenses                              16,822,000    19,185,000    17,543,000

Earnings from operations                      40,000     1,146,000       933,000

Interest expense                             182,000       181,000       119,000

Other income, net                            246,000       266,000       328,000

EARNINGS BEFORE INCOME TAXES                 104,000     1,231,000     1,142,000

PROVISION FOR INCOME TAXES                    37,000       468,000       457,000

NET EARNINGS                             $    67,000   $   763,000   $   685,000

NET EARNINGS PER COMMON SHARE -
    BASIC AND DILUTED                    $      0.02   $      0.28   $      0.25

Weighted average number of shares
    outstanding                            2,707,000     2,705,000     2,692,000

The accompanying notes are an integral part of these financial statements.

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                             1998           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                             $    67,000    $   763,000    $   685,000

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

        Depreciation and amortization                        362,000        316,000        311,000

        Deferred income taxes                               (141,000)        14,000       (367,000)

        Loss (gain) on sale of equipment                       4,000        (10,000)        (2,000)

        Amortization of goodwill                             155,000        155,000        108,000

Changes in assets and liabilities:

        Decrease (increase) in accounts receivable         5,505,000     (1,179,000)       245,000

        Decrease (increase) in inventories                 1,985,000      1,010,000     (3,330,000)

        Decrease (increase) in prepaid expenses
            and other current assets                         725,000       (837,000)       162,000

        Decrease (increase) in prepaid and refundable
            income taxes                                     431,000       (242,000)       325,000

        Decrease in security deposits, other assets
            and non current liabilities                        5,000          6,000         29,000

        (Decrease) increase in accounts payable
            and other current liabilities                 (5,056,000)    (1,677,000)     5,010,000

Net cash provided by (used in) operating activities        4,042,000     (1,681,000)     3,176,000

                                                                     (Continued)

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                               1998          1997           1996
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                        (304,000)     (515,000)      (202,000)

    Proceeds from sale of property                              60,000        52,000         26,000

    Purchases of securities available for sale              (1,103,000)     (184,000)    (3,673,000)

    Proceeds from sales of securities available for sale     1,980,000       180,000      5,034,000

    Purchase of trademarks                                           -             -     (1,500,000)

Net cash provided by (used in) investing activities            633,000      (467,000)     1,185,000

CASH FLOWS FROM FINANCING ACTIVITIES:

    (Decrease) increase in notes payable - bank             (4,163,000)    3,063,000     (2,439,000)

    Proceeds from issuance of treasury stock                    84,000             -              -

Net cash (used in) provided by financing activities         (4,079,000)    3,063,000     (2,439,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS                      596,000       915,000        422,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               1,580,000       665,000        243,000

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 2,176,000    $1,580,000    $   665,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                               $   182,000    $  181,000    $   119,000

    Income taxes                                           $   872,000    $  863,000    $   203,000

NON-CASH ITEMS:
    Unrealized gain on securities available for sale       $    35,000    $   30,000    $    41,000

The accompanying notes are an integral part of these financial statements

                                                                     (Concluded)

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998, 1997, AND 1996

                                                                                                Unrealized
                                                                                                Gain (Loss)
                                                  COMMON STOCK               Additional         Securities
                                            Shares            Amount           Paid-in           Available           Retained
                                                                               Capital           for Sale            Earnings
BALANCE, JUNE 30, 1995                      3,368,733     $    3,369,000    $  12,117,000     $        14,000     $    8,341,000

Unrealized gain on securities
available for sale  at July 1, 1995                 -                  -                -              27,000                  -

Net earnings, year ended June 30, 1996              -                  -                -                   -            685,000

ESOP loan repayment                                 -                  -                -                   -                  -

BALANCE, JUNE 30, 1996                      3,368,733          3,369,000       12,117,000              41,000          9,026,000

Unrealized loss on securities
available for sale  at July 1, 1996                 -                  -                -             (11,000)                 -

Net earnings, year ended June 30,1997               -                  -                -                   -            763,000

ESOP loan repayment                                 -                  -                -                   -                  -

BALANCE, JUNE 30, 1997                      3,368,733     $    3,369,000    $  12,117,000     $        30,000     $    9,789,000

Unrealized gain on securities
available for sale at July 1, 1997                                                                      5,000

Net earnings, year ended June                                                                                             67,000

Issuance of treasury shares                         -                  -                -                   -           (123,000)

ESOP loan repayment                                 -                  -                -                   -                  -

BALANCE, JUNE 30, 1998                      3,368,733     $    3,369,000    $  12,117,000      $       35,000    $     9,733,000
                                                   TREASURY STOCK
                                                                               Guaranteed
                                                                               Bank Loan -
                                                Shares          Amount            ESOP

BALANCE, JUNE 30, 1995                          677,328      $  7,011,000    $      888,000

Unrealized gain on securities
available for sale  at July 1, 1995                   -                 -                 -

Net earnings, year ended June 30, 1996                -                 -                 -

ESOP loan repayment                                   -                 -          (184,000)

BALANCE, JUNE 30, 1996                          677,328         7,011,000           704,000

Unrealized loss on securities
available for sale  at July 1, 1996                   -                 -                 -

Net earnings, year ended June 30,1997                 -                 -                 -

ESOP loan repayment                                   -                 -          (195,000)

BALANCE, JUNE 30, 1997                          677,328      $  7,011,000    $      509,000

Unrealized gain on securities
available for sale at July 1, 1997

Net earnings, year ended June

Issuance of treasury shares                     (20,000)         (207,000)

ESOP loan repayment                                   -                 -          (453,000)
BALANCE, JUNE 30, 1998                      $   657,328      $  6,804,000    $       56,000

The accompanying notes are an integral part of these financial statements.

JACLYN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------

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

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", SFAS No. 132, "Employers' Disclosures about Pension and Other Post Retirement Benefits." These statements, which are effective for the Company for the year ended June 30, 1999, expand and modify disclosures and accordingly will have no impact on the Company's Consolidated Balance Sheet or Statement of Earnings.

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

Net Earnings per common share

During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," as required. The Company has restated all previously recorded net earnings per share for all periods presented.

Reclassifications

Certain items in prior years of the accompanying consolidated financial statements and notes to consolidated financial statements have been reclassified for comparative purposes.

NOTE B - SECURITIES

Securities available for sale at June 30, 1998 and June 30, 1997 follow:

                                               1998            1997
Cost: $2,676,000 at June 30, 1998 and
$3,558,000 at June 30, 1997                $ 2,735,000     $ 3,607,000

As of June 30, 1998 and 1997, securities had net unrealized gains of $59,000 and 49,000 respectively.


NOTE C - INVENTORIES

Inventories consist of the following:

                                                 June 30,
                                         1998                 1997
           Raw material               $2,937,000          $ 3,237,000
           Work in process               835,000            1,319,000
           Finished goods              4,305,000            5,506,000
                                      $8,077,000          $10,062,000

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                       June 30,
                                               1998                1997
        Land                                 $182,000            $182,000
        Buildings                           1,311,000           1,311,000
        Machinery and equipment             1,697,000           1,561,000
        Furniture and fixtures                394,000             390,000
        Leasehold improvements                722,000             745,000
        Automobiles and trucks                 99,000              99,000
                                            4,405,000           4,288,000
        Less accumulated depreciation
           and amortization                 2,889,000           2,650,000
                                           $1,516,000          $1,638,000

NOTE E - COMMITMENTS

The Company leases office and retail sales facilities under non-cancelable leases that expire in various years through the year 2001.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

                              Year Ended                 Office and
                               June 30,                    Showroom
                                                         Facilities
                                 1999                    $  328,000

                                 2000                       196,000

                                 2001                       152,000

Rental expense, including real estate taxes, for all operating leases, totaled $634,000, $683,000, and $938,000 for 1998, 1997 and 1996, respectively.

NOTE F - CREDIT FACILITIES

The Company has a line of credit with a bank for short-term loans, letters of credit and bankers acceptances amounting to $23,000,000. At June 30, 1998 and 1997, the Company was contingently obligated on open letters of credit for approximately $3,257,000 and $14,789,000, respectively. Within the $23,000,000 credit line, the Company can borrow up to $10,000,000 on an unsecured short-term line of credit and a banker's acceptance line. Borrowing on the unsecured short-term line of credit was $-0- and $600,000 as of June 30, 1998 and 1997, respectively. Borrowing on the bankers acceptance line was $-0- and $3,563,000 as of June 30, 1998 and 1997, respectively. These loans were at the bank's prime rate or below (LIBOR) at the option of the Company. The bank's prime rate at June 30, 1998 was 8.50%. During fiscal 1998, the average amount outstanding under the short-term line was $2,569,000 with a weighted average interest rate of 7.3%. During 1997, the average amount outstanding under the short-term line was $2,259,000 with a weighted average interest rate of 8.0%. The maximum amount outstanding during fiscal 1998 and fiscal 1997 was $9,130,000 and $6,800,000, respectively.

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

Statement of Financial Accounting Standards No. 123, "Accounting Stock-Based Compensation" (SFAS 123) was effective for the Company for fiscal 1997. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. In accordance with APB No. 25, no compensation cost has been recognized in the Consolidated Statements of Operations for the Company's stock option plans. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net earnings would have been $43,000 and $739,000 for 1998 and 1997, or $.02 and $.26 per share, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1996.

Stock option transactions are summarized below:

                                               1998                   1997                      1996
                                                 Weighted              Weighted                   Weighted
                                                  Average               Average                    Average
                                                 Exercise              Exercise                   Exercise
                                    Shares        Price      Shares     Price        Shares        Price
Outstanding - beginning of year
                                     270,817     $  9.33     133,168    $ 11.85     154,585        $  11.73

Granted                                    -           -     159,000      4.29           -               -
Exercised                                  -           -     (6,739)      9.18           -               -
Forfeited                             (3,772)       8.58    (14,612)      10.62    (21,417)           11.00
Outstanding - end of year            267,045     $  9.35     270,817    $ 9.33     133,168         $  11.85
Exercisable - end of year            267,045     $  9.35     117,817    $ 11.96    120,668         $  11.85

Weighted-average fair
value of options granted
during the year                      -        $     -            -        $ 2.41            -        $    -

The following table summarizes information about stock options outstanding at June 30, 1998:

                                                       Options Outstanding                       Option Exercisable

                                            Weighted-
                            Number            Average                                   Number
   Range of         Outstanding at          Remaining     Weighted Average      Exercisable at     Weighted Average
   Exercise          June 30, 1998   Contractual Life       Exercise Price       June 30, 1998       Exercise Price
    Prices                                      (Yrs)
   $4.06-$13.61            267,045               3.96                $9.35             267,045                $9.35

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model, there were no additional options granted in 1998 and the following weighted average assumptions were used for grants in 1997: risk-free interest rate of 6.43%; expected life of 10 years; expected volatility of 36.37%; dividend yield of 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.



NOTE H- PREFERRED STOCK

The Board of Directors of the Company has authority (without action by the stockholders) to issue the authorized and unissued preferred stock in one or more series and, within certain limitations, to determine the voting rights, preference as to dividends and in liquidation, conversion and other rights of each such series. No shares of preferred stock have been issued.

NOTE I - INCOME TAXES

The components of the Company's tax provision (benefit) for each of the three years ended June 30, follow:

                                                     June 30,
                                          1998         1997         1996
      Current:
          Federal                        ($9,000)     ($6,000)    $148,000
          State and Local                 17,000       90,000       31,000
          Foreign                        170,000      370,000      645,000
                                         178,000      454,000      824,000
      Deferred:
          Federal and State             (141,000)       14,000    (367,000)

      Provision (benefit)                $37,000     $468,000     $457,000

A reconciliation between the provision for income taxes computed by applying the federal statutory rate to income before income taxes and the actual provision for income taxes is as follows:

                                                              1998       1997       1996
Provision for income taxes at statutory rate                  34.0%      34.0%      34.0%
State and local income taxes net of federal tax benefit        5.0        7.4        7.4
Tax exempt interest                                           (2.0)      (1.4)      (1.7)
Other                                                         (1.0)      (2.0)       0.3
Effective tax rate %                                          36.0%      38.0%      40.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred tax assets and liabilities 30, 1998 and 1997 are as follows:

                                                                      June 30,
                                                   1998                                       1997
                                            Assets           Liabilities               Assets           Liabilities
Depreciation
and amortization                                 -              $852,000           $        -              $824,000
Leases                                                           169,000                                    199,000
Foreign taxes                                                    140,000                                    561,000
Inventory                                  628,000                                  1,102,000
Bad debt and
other reserves                             189,000                                    281,000
Reserve for
sales allowances                           377,000                                    578,000
NOL and tax credit
carryforwards                              518,000                                    149,000
Other                                      338,000                24,000              219,000                21,000
                                        $2,050,000            $1,185,000           $2,329,000            $1,605,000

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

The net pension expense includes the following components:

                                                                                   June 30,
                                                                   1998               1997             1996
Service cost - benefits earned during the period                    $194,000          $214,000          $184,000
Interest cost on projected benefit obligations                       176,000           164,000           175,000
Actual return on assets                                             (163,000)         (143,000)         (155,000)
Net amortization and deferral                                          3,000          (11,000)            12,000
Net pension expense                                                 $210,000          $224,000          $216,000

Assumptions used in determining the net pension charges were:

                                                                                 1998          1997          1996
Discount rates                                                                   6.75%         7.00%         7.25%
Rates of increase in compensation levels                                         3.00%         4.00%         3.00%
Expected long-term rate of return on assets                                      6.25%         6.25%         6.50%

The following table sets forth the plan's funded status and amount recognized in the Company's balance sheets:

                                                                                          June 30,
                                                                                    1998                1997
                    Actuarial present value of benefit obligations:
                             Vested benefit obligation                           $2,060,000          $1,633,000
                             Accumulated benefit obligation                      $2,179,000          $1,805,000
                    Plan assets at fair value                                    $2,383,000          $2,423,000
                    Less projected benefit obligation                             2,872,000           2,640,000
                    Projected benefit obligation in excess of plan
                    assets                                                         (489,000)           (217,000)
                    Unrecognized prior service cost                                   4,000               5,000
                    Unrecognized net loss                                           555,000             530,000
                    Unrecognized net asset                                         (243,000)           (282,000)

                    Prepaid (accrued) pension costs                              ($173,000)             $36,000

Plan assets as of June 30, 1998 and June 30, 1997, consisted primarily of U.S. Government securities and high-grade corporate notes. Also included in plan assets at those dates were 22,654 shares of the common stock of the Company with a market value of $93,000 and $102,000, respectively.

NOTE K - SALES TO MAJOR CUSTOMERS AND PURCHASES FROM MAJOR SUPPLIERS

During the year ended June 30, 1998, 1997 and 1996, revenues derived from sales to one customer were 15%, 13% and 15%, respectively. Sales to a second customer were 12%, 12% and 12%, respectively, and to a third customer were 10%, 9% and 11% respectively.

The Company relies on suppliers to purchase a variety of raw materials. The Company had one supplier who in the aggregate constituted 14% of the Company's purchases for the year ended June 30, 1998.

NOTE L - EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

The Company maintains a non-contributory Employee Stock Ownership Plan (the "ESOP") and Trust, for its employees who are not covered by a collective bargaining agreement.

On February 15, 1994, the ESOP authorized the Trust to borrow $1,150,000 from a bank, which loan is guaranteed by the Company. The debt bears interest at the prime rate and is payable in a minimum of ten annual installments. As of June 30, 1998, the guaranteed ESOP bank loan was $56,000.

Contributions to the ESOP are at the discretion of the Company's Board of Directors. ESOP expense was approximately $250,000 for the years ended June 30,1998 and June 30, 1997, which includes $211,000 and $195,000 of compensation expense and $39,000 and $55,000 of interest expense, respectively. Compensation expense related to the plan is based upon the number of shares allocated to participants in the current year.

Vesting occurs after five years of service. However, if the ESOP is deemed "top-heavy", vesting will occur at the rate of 20% per year after the completion of the second year of service.

NOTE M - PURCHASE OF TRADEMARKS

During June 1996, the Company acquired certain trademarks and other assets from McCrackin Industries, Inc. and its affiliates, for a purchase price of $1,500,000. The trademarks include "Saddle River," under which the Company has been manufacturing and distributing women's handbags for the past 9 years. In connection with the acquisition, two of the principals of McCrackin Industries have entered into a separate consulting agreement with the Company for a period of 18 months for marketing and consulting services. During this period, those principals had an option to buy back the trademarks for pre-determined prices in excess of the purchase price, which has not been exercised.

NOTE N - NET EARNINGS PER SHARE

The Company's calculation of Basic and Diluted Net Earnings Per Share are as follows (in thousands, except per share amounts):

                                                                               Year Ended June 30,
                                                                   1998               1997                1996
Basic Net Income Per Share:
--------------------------
Net Earnings                                                 $            67    $            763    $            685
Basic Weighted Average Shares Outstanding                              2,701               2,691               2,691
Basic Net Income Per Common Share                                       $.02                $.28                $.25

Diluted Net Income Per Share:
----------------------------
Net Earnings                                                 $            67    $            763    $            685
Basic Weighted Average Shares Outstanding                              2,701               2,691               2,691
Add: Dilutive Options                                                      6                  14                   1
Diluted Weighted Average Shares Outstanding                            2,707               2,705               2,692
Diluted Net Earnings Per Common Share                                   $.02                $.28                $.25

Options to purchase 89,92, and 131 common shares were outstanding as of June 30, 1998, 1997, and 1996, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeds the average market price and would have been anti-dilutive.

NOTE O - UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data, in thousands of dollars except for per share amounts, for the fiscal years ended June 30, 1998 and 1997, are as follows:

                                                                Three Months Ended
                                 =================================================================================
                                       June 30,          March 31,              December 31,            September 30,
                                         1998              1998                    1997                     1997
Net sales                              $13,565            $13,999                 $21,369                 $19,330
Gross profit                            $3,474             $3,060                  $5,472                  $4,856
Net (loss) earnings                      ($394)               $25                    $147                    $289
Net (loss) earnings per common share  -
Basic and diluted                       ($.15)               $.01                    $.06                    $.10

                                                                Three Months Ended
                                 =================================================================================
                                      June 30,            March 31,              December 31,            September 30,
                                       1997                 1997                    1996                    1996
Net sales                             $20,683             $13,778                 $19,718                 $22,977
Gross profit                           $5,855              $4,019                  $5,211                  $5,246
Net earnings                             $206                 $68                    $134                    $355
Earnings per common share
- Basic and diluted                      $.08                $.02                    $.05                    $.13

JACLYN, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
---------------------------------------------------------------------------

                               Column A                Column C                           Column D            Column E
                                                       Additions

                                                 (Credited)          Charged
                             Balance at       Charged to costs         to                                  Balance at end
                            beginning of        and expenses        accounts (1)        Deductions (2)       of period
Description                    period
Year ended June 30,            $724,000            ($143,000)          $1,000              $99,000            $483,000
1998

Year ended June 30,            $760,000             ($38,000)          $8,000               $6,000            $724,000
1997

Year ended June 30,            $301,000             $527,000          $32,000             $100,000            $760,000
1996

(1) Collection accounts previously written off.
(2) Doubtful accounts written off.

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ________________________________________



                                    EXHIBITS
                                       to
                           ANNUAL REPORT ON FORM 10-K
                              FOR THE FISCAL YEAR
                              ENDED JUNE 30, 1998



                    ________________________________________



                                  JACLYN, INC.


================================================================================

                                 EXHIBIT INDEX
                                 -------------

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

Exhibit No.                     Description                                 Page
----------                      -----------                                 ----

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

10(l) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

10(m) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Howard Ginsburg (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

10(n) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Allan Ginsburg (incorporated herein by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

10(o) 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).*

10(p) Non-Qualified Stock Option Contract dated December 3,1996 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

10(q) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Richard Chestnov (incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

10(r) Non-Qualified Stock Option Contract dated August 19, 1997 between the Registrant and Al Safer (incorporated by reference to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

Exhibit No.                     Description                                 Page
----------                      -----------                                 ----

10(s) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Martin Brody.

10(t) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Richard Chestnov.

10(u) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Albert Safer.

10(v) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov.*

21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1995).

27           Financial Data Schedule.

*Management contract or compensatory plan or arrangement.