Form 10-Q
period 1998-09-30
JACLYN INC
filed 1998-11-16
CIK 52969

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998
                                        ------------------
                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------    -------

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


                635 59th Street, West New York, New Jersey 07093
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 868-9400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes  X     No
   ----       ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at November 1, 1998
------------------------------------             -------------------------------
Common Stock, par value $1 per share                      2,711,405

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                                           Page No.
Part I.  Financial Information:                                                                                            --------
Item 1
         Condensed Consolidated Balance Sheets -

                  September 30, 1998 (unaudited) and June 30, 1998 (derived from audited financial
                  statements)                                                                                                      3

         Condensed Consolidated Statements of Earnings -
                  Three Months Ended September 30, 1998 and 1997 (unaudited)                                                       4

         Condensed Consolidated Statements of Cash Flows - Three Months
                  Ended September 30, 1998 and 1997 (unaudited)                                                                    5

         Notes to Condensed Consolidated Financial Statements                                                                      6

Item 2
         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                                              9


Part II.  Other Information:

Item 6
         Exhibits and reports on Form 8-K                                                                                         12

         Signatures                                                                                                               12


                          PART 1. FINANCIAL INFORMATION
                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                                       September 30,       June 30,
                                                                                                          1998              1998
                                                                                                       (Unaudited)       (See below)
                                                                                                       -------------      ----------
                                                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                                  $ 2,477           $ 2,176
Securities available for sale                                                                                2,179             2,735
Accounts receivable, net                                                                                    10,359             5,979
                                                                                                           -------           -------
Inventories:
      Raw materials                                                                                            637             2,937
      Work in process                                                                                          631               835
      Finished goods                                                                                         4,346             4,305
                                                                                                           -------           -------
                                                                                                             5,614             8,077
                                                                                                           -------           -------
Prepaid expenses and other assets                                                                            2,368             2,665
                                                                                                           -------           -------
TOTAL CURRENT ASSETS                                                                                        22,997            21,632
                                                                                                           -------           -------
PROPERTY, PLANT AND EQUIPMENT, net                                                                           1,484             1,516
OTHER ASSETS                                                                                                 1,386             1,424
                                                                                                           -------           -------
     TOTAL ASSETS                                                                                          $25,867           $24,572
                                                                                                           =======           =======
                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable - bank                                                                                 $ 2,270           $  --
      Accounts payable                                                                                       1,852             2,676
      Other current liabilities                                                                              2,009             2,241
                                                                                                           -------           -------
TOTAL CURRENT LIABILITIES                                                                                    6,131             4,917
                                                                                                           -------           -------
GUARANTEED BANK LOAN - ESOP                                                                                     56                56
                                                                                                           -------           -------
OTHER NON-CURRENT LIABILITIES                                                                                   20                20
                                                                                                           -------           -------
DEFERRED TAXES ON INCOME                                                                                     1,184             1,185
                                                                                                           -------           -------
COMMITMENTS
STOCKHOLDERS' EQUITY
      Common stock                                                                                           3,369             3,369
      Additional paid-in capital                                                                            12,117            12,117
      Retained earnings                                                                                      9,816             9,733
      Accumulated other comprehensive income                                                                    34                35
                                                                                                           -------           -------
                                                                                                            25,336            25,254
      Less:  Common shares in treasury at cost                                                               6,804             6,804
                Guaranteed bank loan - ESOP                                                                     56                56
                                                                                                           -------           -------
TOTAL STOCKHOLDERS' EQUITY                                                                                  18,476            18,394
                                                                                                           -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                 $25,867           $24,572
                                                                                                           =======           =======

 The June 30, 1998 Balance Sheet is derived from audited financial statements.
           See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)

                                                                                                              Three Months Ended

                                                                                                                 September 30,

                                                                                                            1998              1997
                                                                                                            ----              ----
Net sales                                                                                                  $15,645           $19,330
Cost of goods sold                                                                                          11,373            14,474
                                                                                                         ---------         ---------
 Gross profit                                                                                                4,272             4,856
                                                                                                         ---------         ---------
 Shipping, selling and administrative expenses                                                               4,176             4,333
Interest expense                                                                                                 1               117
Interest income                                                                                                 35                60
                                                                                                         ---------         ---------
                                                                                                             4,142             4,390
                                                                                                         ---------         ---------
Earnings before income taxes                                                                                   130               466
Provision for income taxes                                                                                      47               177
                                                                                                         ---------         ---------
Net earnings                                                                                               $    83           $   289
                                                                                                         =========         =========
Net earnings per common share - basic and diluted                                                          $   .03           $   .10
                                                                                                         =========         =========
Weighted average number of shares outstanding                                                            2,703,485         2,865,405
                                                                                                         =========         =========


           See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                                                Three Months Ended

                                                                                                                    September 30,

                                                                                                              1998             1997
                                                                                                              ----             ----
Cash Flows From Operating Activities:
Net Earnings                                                                                               $    83          $   289
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                                                  119              116
Deferred income tax                                                                                             (1)              12
Changes in assets and liabilities:
   Increase in accounts receivable                                                                          (4,380)          (1,757)
   Decrease in inventories                                                                                   2,463              958
   Decrease in prepaid expenses and other current assets                                                       238              811
   Decrease in prepaid and refundable income taxes                                                              59              127
   (Increase) decrease in security deposits and other assets                                                    (1)               8
   Decrease in accounts payable and other current liabilities                                               (1,056)          (3,003)
                                                                                                           -------          -------
 Net cash used in operating activities                                                                      (2,476)          (2,439)
                                                                                                           -------          -------

Cash Flows From Investing Activities:
   Additions to property and equipment                                                                         (67)             (56)
   Proceeds from sale of property                                                                               19               14
   Purchase of marketable securities - at cost - available for sale                                           --               (845)
   Maturities of  marketable securities - at cost - available for sale                                         555              800
                                                                                                           -------          -------
Net cash provided by (used in) investing activities                                                            507              (87)
                                                                                                           -------          -------

Cash Flows From Financing Activities:
   Increase in loans payable - bank                                                                          2,270            2,239
                                                                                                           -------          -------
Net cash provided by financing activities                                                                    2,270            2,239
                                                                                                           -------          -------
Net Increase (Decrease) in Cash and Cash Equivalents                                                           301             (287)
Cash and Cash Equivalents, beginning of period                                                               2,176            1,580
                                                                                                           -------          -------
Cash and Cash Equivalents, end of period                                                                   $ 2,477          $ 1,293
                                                                                                           -------          -------

Supplemental Information:

Interest paid                                                                                              $     1          $   117
                                                                                                           -------          -------
Taxes paid                                                                                                 $     5          $    51
                                                                                                           -------          -------


See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated balance sheet as of September 30, 1998 and the condensed consolidated statements of operations and cash flows for the three month periods ended September 30, 1998 and 1997 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders. The results of operations for the period ended September 30, 1998 are not necessarily indicative of operating results for the full fiscal year.

2. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The Company is not presently involved in hedging activities or in using derivative instruments.

3. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosure about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. The new standard also requires that the Company report certain information about their products and services, the geographic areas in which they operate, and major customers. In addition, they issued SFAS No. 132 "Employer Disclosures about Pension and Other Post Retirement Benefits." These statements, both of which are in effect for the Company for the year ended June 30, 1999, expand and modify disclosures and, accordingly will have no impact on the Company's Consolidated Balance Sheet or Statement of Earnings.

4. Effective September 30,1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income." This statement established methodology for reporting the types of income that would not be shown in a condensed consolidated statement of earnings.

                                                                                                              Three Months Ended

                                                                                                                September 30,

                                                                                                             1998             1997
                                                                                                             ----             ----
Net earnings                                                                                               $    83           $   289
Other comprehensive income, net of tax:
   Unrealized holding (loss) gain on securities arising during period                                      $    (1)          $    19
                                                                                                           =======           =======
Net comprehensive income                                                                                   $    82           $   308
                                                                                                           =======           =======

5. As required by SFAS 128 all earnings per share have been restated to present Basic and Diluted Earnings Per Share. Net Earnings per Share - The Company's calculation of Basic and Diluted Net Earnings per Share are as follows (in thousands except per share amount):

                                                                                                    Quarter Ended September 30,

                                                                                                  1998                         1997
                                                                                                  ----                         ----
Basic Net Income Per Share:
Net Earnings                                                                                   $       83                 $      289
Basic Weighted Average Shares Outstanding                                                       2,703,485                  2,691,405
                                                                                               ----------                 ----------
Basic Net Income Per Common Share                                                              $      .03                 $      .10
                                                                                               ----------                 ----------

Diluted Net Earnings Per Common Share:
Net Earnings                                                                                   $       83                 $      289
                                                                                               ----------                 ----------
Basic Weighted Average Shares Outstanding                                                       2,703,485                  2,691,405
Add: Dilutive Options                                                                                --                      174,000
                                                                                               ----------                 ----------
Diluted Weighted Average Shares Outstanding                                                     2,703,485                  2,865,405
Diluted Net Earnings Per Common Share                                                          $      .03                 $      .10
                                                                                               ----------                 ----------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased during the three-month period ended September 30, 1998 to $2,477,000 from $2,176,000 at June 30, 1998. Net cash was provided by investing activities (mostly maturities of securities available for sale) and from financing activities by bank borrowing totaling $2,270,000. Net cash used in operating activities of $2,476,000 resulted principally from an increase in accounts receivable offset by decreases in inventories, accounts payable and other current liabilities, and prepaid expenses. The Company believes that funds provided by operations, existing working capital and the Company's current bank line of credit will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS

Net sales were $15,645,000 during the three-month period ended September 30, 1998 compared to $19,330,000 in the three-month period ended September 30. 1997. The decrease in sales was primarily caused by significantly lower sales volume in the Company's medium priced handbag business, due to reduced demand for non-brand handbag and accessories merchandise. In addition, substantially reduced sales of one of our trend apparel items contributed to the overall lower net sales in this year's first quarter. The gross profit of 27.3% was 2.2% higher this quarter as compared to 25.1% in last year's same quarter, due to higher margins achieved in the women's sleepwear business and a lower level of inventory markdowns in this year's first fiscal quarter compared to the same quarter last year.

Shipping, selling and administrative expenses decreased mainly due to lower volume related expenses; however, the percentage of these costs versus net sales increased 4.3% when compared to last year's comparable results, due to the relative level of fixed costs.

Interest expense was much lower in the first quarter of fiscal 1999 compared to the prior fiscal quarter, resulting from a much lower average level of borrowing in the current fiscal quarter compared to last year's same period, and the utilization of available investment funds in lieu of borrowing. Interest income was lower by $25,000 in the first quarter of the current fiscal year compared to the fiscal 1998 first quarter due to the utilization of investment funds which were used to fund current working capital needs.

The decrease in earnings before income taxes this three-month period as compared to the equivalent period of fiscal 1997 was due mainly to the decrease in sales which was not entirely offset by lower shipping, selling and administrative expenses. Net earnings for the quarter ended September 30, 1998 were $83,000 compared to net earnings for the same period last year of $289,000.

YEAR 2000 COMPLIANCE

The Company has completed its assessment of the changes that are needed to make its critical and other data processing systems Year 2000 compliant. The changes, which include a combination of software modifications, upgrades and hardware changes, have substantially been completed, with significant customer testing underway. The Company's internal target date to be fully compliant and tested is March 1999. The Company has targeted March 1999 in an effort to provide it with a full nine months to continue to test its systems, thereby minimizing the risks associated with Year 2000 systems changes.

Existing data processing personnel are being utilized in implementing Year 2000 changes. To date, total costs incurred have been approximately $6,000, with total aggregate costs to become Year 2000 compliant not expected to exceed $10,000.

Most of the Company's major customers have already indicated that they are or will be Year 2000 compliant by the end of calendar year 1998. The Company is not computer interdependent with its significant suppliers and, accordingly, does not believe that the failure of suppliers to be Year 2000 compliant will pose any significant risk to the Company's business operation. In any event, the Company presently has and expects it will have alternative sources of supply if existing vendors are unable to supply the Company as a result of Year 2000 compliance issues.

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

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


a)     Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended September 30, 1998.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               JACLYN, INC.
                                               ---------------------------------
                                               (Registrant)


November 13, 1998                              /s/Allan Ginsburg
                                               ---------------------------------
                                               Allan Ginsburg
                                               Chairman of the Board


November 13, 1998                             /s/ Anthony Christon
                                               ---------------------------------
                                              Anthony Christon
                                              Vice President
                                              Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.                      Description                     Page No.
-----------                -----------------------               --------
     27                    Financial Data Schedule                  10