Form 10-Q
period 1998-12-31
JACLYN INC
filed 1999-02-16
CIK 52969

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1998
                                     -----------------

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

          Class                               Outstanding at February 1, 1999
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

                         JACLYN, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                      Page No.
                                                                                                      --------
Part I.  Financial Information:


Item 1
         Condensed Consolidated Balance Sheets -
               December 31, 1998 (unaudited) and June 30, 1998 (derived from
               audited financial statements)                                                          3

         Condensed Consolidated Statements of Operations -
               Three Months and Six Months Ended December 31, 1998 and 1997
               (unaudited)                                                                            4

         Condensed Consolidated Statements of Cash Flows - Six Months
               Ended December 31, 1998 and 1997 (unaudited)                                           5

         Notes to Condensed Consolidated Financial Statements (unaudited)                             6


Item 2
         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    9



Part II. Other Information:


Item 6
         Exhibits and reports on Form 8-K                                                            11

         Signatures                                                                                  11

                         PART 1. FINANCIAL INFORMATION
                         JACLYN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                                                       December 31,            June 30,
                                                                                           1998                   1998
                                                                                       (Unaudited)            (See Note)
                                                                                     -----------------      ----------------
                                                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                            $          5,447       $         2,176
                                                                                     -----------------      ----------------
Securities available for sale                                                                   1,708                 2,735
                                                                                     -----------------      ----------------
Accounts receivable, net                                                                        5,824                 5,979
                                                                                     -----------------      ----------------
Inventories:
Raw materials                                                                                     530                 2,937
Work in process                                                                                   165                   835
Finished goods                                                                                  2,934                 4,305
                                                                                     -----------------      ----------------
                                                                                                3,629                 8,077
                                                                                     -----------------      ----------------
Prepaid expenses and other assets                                                               2,398                 2,665
                                                                                     -----------------      ----------------
TOTAL CURRENT ASSETS                                                                           19,006                21,632
PROPERTY, PLANT AND EQUIPMENT, net                                                              1,425                 1,516
OTHER ASSETS                                                                                    1,347                 1,424
                                                                                     =================      ================
     TOTAL ASSETS                                                                    $         21,778       $        24,572
                                                                                     =================      ================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                     $          1,102       $         2,676
Other current liabilities                                                                       1,366                 2,241
                                                                                     -----------------      ----------------
TOTAL CURRENT LIABILITIES                                                                       2,468                 4,917
                                                                                     -----------------      ----------------
GUARANTEED BANK LOAN - ESOP                                                                         -                    56
                                                                                     -----------------      ----------------
OTHER NON-CURRENT LIABILITIES                                                                      20                    20
                                                                                     -----------------      ----------------
DEFERRED INCOME TAXES                                                                           1,187                 1,185
                                                                                     -----------------      ----------------
COMMITMENTS
STOCKHOLDERS' EQUITY
Common stock                                                                                    3,369                 3,369
Additional paid-in capital                                                                     12,117                12,117
Retained earnings                                                                               9,382                 9,733
      Accumulated other comprehensive income                                                       39                    35
                                                                                     -----------------      ----------------
                                                                                               24,907                25,254
Less:  Common shares in treasury at cost                                                        6,804                 6,804
                Guaranteed bank loan - ESOP                                                         -                    56
                                                                                     -----------------      ----------------
TOTAL STOCKHOLDERS' EQUITY                                                                     18,103                18,394
                                                                                     -----------------      ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  STOCKHOLDERS'EQUITY EQUIT EQUITY    $         21,778       $        24,572
                                                                                     =================      ================

Note: The June 30, 1998 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)



                                                                 Three Months Ended                   Six Months Ended
                                                                    December 31,                         December 31,
                                                            1998                1997               1998               1997
                                                            ----                ----               ----               ----
Net sales                                               $       13,134     $        21,369     $       28,779    $        40,699

Cost of goods sold                                              10,190              15,897             21,563             30,371
                                                        ---------------    ----------------    ---------------    ---------------
Gross profit                                                     2,944               5,472              7,216             10,328
                                                        ---------------    ----------------    ---------------    ---------------

Shipping, selling and administrative expenses                    3,672               5,239              7,849              9,572
Interest expense                                                     2                  54                  3                171
Interest income                                                     52                  57                 88                117
                                                        ---------------    ----------------    ---------------
                                                                                                                  ---------------
                                                                 3,622               5,236              7,764              9,626
                                                        ---------------    ----------------    ---------------    ---------------
(Loss) earnings before income taxes                              (678)                 236              (548)                702
Provision (benefit) for income taxes                             (244)                  89              (197)                266
                                                        ---------------    ----------------    ---------------    ---------------
Net (loss) earnings                                     $        (434)     $           147     $        (351)     $          436
                                                        ===============    ================    ===============    ===============
Net (loss) earnings per common share - basic            $        (.16)     $           .06     $        (.13)     $          .16
                                                        ===============    ================    ===============    ===============
Net (loss) earnings per common
  share - diluted                                       $        (.16)     $           .05     $        (.13)     $          .16
                                                        ===============    ================    ===============    ===============
Weighted average number of shares outstanding               2,711,405            2,691,624         2,711,405           2,691,624
                                                        ===============    ================    ===============    ===============


See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                                                                     Six Months Ended

                                                                                                      December 31,

                                                                                                1998               1997
                                                                                                ----               ----
Cash Flows From Operating Activities:

Net (loss) earnings                                                                           $      (351)     $        436
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization                                                                          155              229
Deferred income taxes                                                                                    2               12
Changes in assets and liabilities:
   Decrease in accounts receivable                                                                     155            2,058
   Decrease in inventories                                                                           4,448            4,051
   Decrease in prepaid expenses and other current assets                                               267            1,393
   Decrease in other assets                                                                             77               14
   Decrease in accounts payable and other current liabilities                                      (2,449)          (4,215)
                                                                                              -------------    -------------
 Net cash provided by operating activities                                                           2,304            3,978
                                                                                              -------------    -------------

Cash Flows From Investing Activities:
   Purchases of property and equipment                                                               (203)            (127)
   Proceeds from sale of property                                                                      139               17
   Purchases of securities available for sale                                                            -          (1,150)
   Proceeds from maturities of  securities available for sale                                        1,031            1,080
                                                                                              -------------    -------------
Net cash provided by (used in) investing activities                                                    967            (180)
                                                                                              -------------    -------------

Cash Flows From Financing Activities:
   Decrease in notes payable - bank                                                                      -          (2,538)
   Issuance of treasury stock                                                                            -               84
                                                                                              -------------    -------------
Net cash used in financing activities                                                                    -          (2,454)
                                                                                              -------------    -------------
Net Increase in Cash and Cash Equivalents                                                            3,271            1,344
Cash and Cash Equivalents, beginning of period                                                       2,176            1,580
                                                                                              =============    =============
Cash and Cash Equivalents, end of period                                                      $                $
                                                                                                     5,447            2,924
                                                                                              =============    =============

Supplemental Information:

Interest paid                                                                                 $          2     $          171
                                                                                              -------------    ---------------
Taxes paid                                                                                    $          8     $          806
                                                                                              -------------    ---------------

See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     1. The condensed consolidated balance sheet as of December 31, 1998 and the condensed consolidated statements of operations for the three and six month periods ended December 31, 1998 and 1997, and the condensed consolidated statement of cash flows for the six month periods ended December 31, 1998 and 1997, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders. The results of operations for the period ended December 31, 1998 are not necessarily indicative of operating results for the full fiscal year.

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

     3. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosure about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. The new standard also requires that the Company report certain information about their products and services, the geographic areas in which they operate, and major customers. In addition, they issued SFAS No. 132 "Employer Disclosures about Pension and Other Post Retirement Benefits." These statements, both of which may be in effect for the Company for the year ended June 30, 1999, expand and modify disclosures and, accordingly will have no impact on the Company's Consolidated Balance Sheet or Statement of Operations.

     4. Effective September 30,1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income." This statement established methodology for reporting the types of income that would not be shown in a condensed consolidated statement of operations.


                                                     Three Months Ended                      Six Months Ended
                                                       December 31,                             December 31,
                                                                         (Dollars in Thousands)
                                                          1998              1997           1998            1997
                                                          ----              ----           ----            ----
Net (loss) earnings from operations                  $        (434)     $        147   $      (351)    $        436

Other comprehensive income, net of tax:
Unrealized holding gain on securities
arising during period                                             1                -              -              19
                                                     ===============    =============  =============   =============
Net comprehensive (loss) income                      $        (433)     $        147   $      (351)    $        455
                                                     ===============    =============  =============   =============

     5. The Company's calculation of Basic and Diluted Net (Loss) Earnings per Share are as follows (in thousands except per share amount):

                                                        Three Months Ended                Six Months Ended
                                                           December 31,                     December 31,
                                                      1998            1997             1998              1997
                                                      ----            ----             ----              ----
Basic Net (Loss) Earnings Per Share:
------------------------------------
Net (Loss) Earnings                                $       (434)   $        147     $      (351)      $        436
                                                   -------------   -------------    ------------      -------------
Basic Weighted Average Shares
Outstanding                                           2,711,405       2,691,624       2,711,405          2,691,624
                                                   -------------   -------------    ------------      -------------
Basic Net (Loss) Earnings Per Common Share         $       (.16)   $        .06     $      (.13)      $        .16
                                                   -------------   -------------    ------------      -------------
Diluted Net (Loss) Earnings
--------------------------------
Per Common Share:
---------------------------
Net (Loss) Earnings                                $       (434)   $        147     $      (351)      $        436
                                                   -------------   -------------    ------------      -------------
Basic Weighted Average Shares
Outstanding                                           2,711,405       2,691,624       2,711,405          2,691,624
Add: Dilutive Options                                         -           6,644               -              6,644
                                                   -------------   -------------    ------------      -------------
Diluted Weighted Average Shares
Outstanding                                           2,711,405       2,698,268       2,711,405          2,698,268
                                                   -------------   -------------    ------------      -------------
Diluted Net (Loss) Earnings
Per Common Share                                  $       (.16)   $        .05     $      (.13)      $        .16
                                                   -------------   -------------    ------------      -------------


           Options to purchase 267,045 and 260,401 of common stock at prices ranging from $4.06 to $13.61 per share were outstanding at both December 31, 1998 and 1997, respectively but were not included in the computation of diluted earnings per share because they would have been anti dilutive.

     6.    Subsequent Event:
           As previously announced on January 11, 1999, the Company completed the acquisition of certain assets of Banner Industries of New York, Inc., which manufacturers and distributes its products to catalog companies. The aggregate purchase price for the acquisition was $3,406,736 which will be paid for out of current working capital funds.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased during the six-month period ended December 31, 1998 to $5,447,000 from $2,176,000 at June 30, 1998. The increase this period was due mostly to a net increase in cash provided by operating activities of $2,304,000, primarily from decreases in inventory and prepaid expenses and other current assets, offset by a decrease in accounts payable and other current liabilities. In addition, net cash provided by investing activities totaling $937,000, mostly from maturities of securities available for sale, added to the increase in cash and cash equivalents. The Company believes that funds provided by operations, existing working capital and the Company's current bank lines will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS
Net sales were $13,134,000 and $28,779,000 during the three and six-month periods ended December 31, 1998, compared to $21,369,000 and $40,699,000 in the three and six-month periods ended December 31, 1997, respectively. The decrease in sales for the quarter ended December 31, 1998 was primarily due to lower net sales from the Company's Sleepwear division and its Children's division. Gross profit was lower at 22.4% for the three-month period ended December 31, 1998 compared to the prior year comparable period of 25.6% due to lower Children's division gross profit as well as much lower gross profit for the Company's medium priced handbag business; both the result of discontinuing certain inventory lines. For the six month period, net sales were lower mainly due to overall lower anticipated shipping in two handbag divisions as well as lower volume for the Company's Children's division, due to reduced demand for non-branded merchandise. The gross profit of 25.1% for the six-month period ended December 31, 1998 was slightly lower than the 25.4% gross profit achieved in the prior year's six-month period, resulting, for the most part, from lower Children's division gross profit.

Shipping, selling and administrative expenses decreased mainly due to lower volume related expenses in the second quarter ended December 31, 1998 and for this year's six-month period versus last year. As a percentage of net sales, however, the three-month period increased from 24.5% to 27.9% and the six-month period was higher by 3.8%, to 27.3%, from last year's six-month comparable period due to the relative level of fixed costs.

Interest expense was much lower in both the second quarter and first six months of fiscal 1999 versus the same fiscal 1998 periods, resulting from a lower average level of borrowing and the utilization of available investment funds in lieu of borrowing in the current fiscal year to date periods compared to last year's same periods.

Interest income was lower by $5,000 and $29,000 in the second quarter and first half of the current fiscal year, respectively, compared to the fiscal 1998 comparable periods due to the utilization of investment funds for current working capital needs.

The loss before income taxes in the three-month and six-month periods as compared to the earnings before taxes in the equivalent periods of fiscal 1998 was due mainly to the decrease in sales and gross profit which was not entirely offset by lower shipping, selling and administrative expenses. Net loss for the quarter and six month periods ended December 31, 1998 was $434,000 and $351,000, respectively, compared to net earnings for the same periods last year of $147,000 and $436,000.

YEAR 2000 COMPLIANCE
The Company has completed its assessment of the changes that are needed to make its critical and other data processing systems Year 2000 compliant. The changes, which include a combination of software modifications and upgrades and hardware changes, have substantially been completed, with significant customer testing underway. The company's internal target date to be fully compliant and tested is May 1999. The Company has targeted May 1999 in an effort to provide it with sufficient time to continue to test its systems, thereby minimizing the risks associated with Year 2000 systems changes.

Existing data processing personnel are being utilized to implement Year 2000 changes. To date, total costs incurred have been approximately $8,000, with total aggregate costs to become Year 2000 compliant not expected to exceed $20,000.

Most of the Company's major customers have already indicated that they are or will be Year 2000 compliant by the end of calendar year 1998. The Company is not computer interdependent with its significant suppliers and, accordingly, does not believe that the failure of suppliers to be Year 2000 compliant will pose any significant risk to the Company's business operations. In any event, the Company presently has and expects it will have alternative sources of supply if existing vendors are unable to supply the Company if they are not Year 2000 compliant.

The foregoing contains forward looking statements based upon management's best estimates concerning future events. Actual results could differ as a result of a number of factors, including future costs of Year 2000 compliance, success of testing, successful completion by third parties with their respective Year 2000 compliance programs, and similar uncertainties.

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


a)     Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file the Current Report on Form 8-K during the three months ended December 31, 1998.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JACLYN, INC.
                                        --------------------------------
                                        (Registrant)


February 16, 1999                       /s/ Robert Chestnov
-----------------                       --------------------------------
                                        Robert Chestnov
                                        President
                                        Chief Executive Officer


February 16, 1999                       /s/ Anthony Christon
-----------------                       --------------------------------
                                        Anthony Christon
                                        Vice President
                                        Chief Financial Officer

EXHIBIT INDEX
-------------


Exhibit No.             Description                  Page No.
-----------             -----------                  --------
    27             Financial Data Schedule              10