Form 10-Q
period 1999-03-31
JACLYN INC
filed 1999-05-17
CIK 52969

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1999
                                     --------------

                                      OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to _________

     Commission File Number 1-5863
                            ------

                                 JACLYN, INC.
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

                                (201) 868-9400
                           -------------------------
             (Registrant's telephone number, including area code)


                                     NONE
        --------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


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



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at May 1, 1999
------------------------------------            ---------------------------
Common Stock, par value $1 per share                   2,711,405

                         JACLYN, INC. AND SUBSIDIARIES

                                     INDEX




Part I.  Financial Information:

                                                                                       Page No.
                                                                                       --------

Item 1
     Condensed Consolidated Balance Sheets -
          March 31, 1999 (unaudited) and June 30, 1998 (derived from audited financial
          statements)                                                                     3

     Condensed Consolidated Statements of Operations -
          Three Months and Nine Months Ended March 31, 1999 and 1998 (unaudited)          4

     Condensed Consolidated Statements of Cash Flows - Nine Months
          Ended March 31, 1999 and 1998 (unaudited)                                       5

     Notes to Condensed Consolidated Financial Statements (unaudited)                     6

Item 2
     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                             9



Part II.  Other Information:

Item 6

          Exhibits and reports on Form 8-K                                               11

          Signatures                                                                     11


                        PART 1.  FINANCIAL INFORMATION
                         JACLYN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                                                        March 31,              June 30,
                                                                           1999                  1998

                                                                       (Unaudited)            (See Note)
                                                                   ---------------------------------------
                                                  ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                                    $ 3,354               $ 2,176
                                                                   -----------------      ----------------
Securities available for sale                                                  1,696                 2,735
                                                                   -----------------      ----------------
Accounts receivable, net                                                       6,297                 5,979
Inventories:

      Raw materials                                                            1,750                 2,937
      Work in process                                                            735                   835
      Finished goods                                                             858                 4,305
                                                                   -----------------      ----------------
                                                                               3,343                 8,077
                                                                   -----------------      ----------------
Prepaid expenses and other assets                                              2,630                 2,665
                                                                   -----------------      ----------------
TOTAL CURRENT ASSETS                                                          17,320                21,632
PROPERTY, PLANT AND EQUIPMENT, net                                             1,255                 1,516
OTHER ASSETS                                                                   1,448                 1,424
                                                                   -----------------      ----------------
     TOTAL ASSETS                                                            $20,023               $24,572
                                                                   =================      ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable                                                       $ 1,548               $ 2,676
       Other current liabilities                                                 631                 2,241
                                                                   -----------------      ----------------
 TOTAL CURRENT LIABILITIES                                                     2,179                 4,917
                                                                   -----------------      ----------------
 GUARANTEED BANK LOAN - ESOP                                                       -                    56
                                                                   -----------------      ----------------
OTHER NON-CURRENT LIABILITIES                                                     20                    20
                                                                   -----------------      ----------------
DEFERRED INCOME TAXES                                                          1,184                 1,185
COMMITMENTS                                                        -----------------      ----------------
STOCKHOLDERS' EQUITY
      Common stock                                                             3,369                 3,369
      Additional paid-in capital                                              12,117                12,117
      Retained earnings                                                        7,924                 9,733
      Accumulated other comprehensive income                                      34                    35
                                                                   -----------------      ----------------
                                                                              23,444                25,254

      Less:  Common shares in treasury at cost                                 6,804                 6,804
                Guaranteed bank loan - ESOP                                        -                    56
                                                                   -----------------      ----------------
TOTAL STOCKHOLDERS' EQUITY                                                    16,640                18,394
                                                                   -----------------      ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $20,023               $24,572
      STOCKHOLDERS'EQUITY EQUIT EQUITY                             =================      ================


Note: The June 30, 1998 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)





                                                          Three Months Ended                        Nine Months  Ended

                                                             March 31,                                   March 31,

                                                          1999                 1998                  1999                1998
                                                          ----                 ----                 -----                ----

Net sales                                           $   12,255           $   13,999             $   41,034            $  54,697

Cost of goods sold                                       9,595               10,939                 31,158               41,310
                                                    ----------          -----------             ----------             --------
Gross profit                                             2,660                3,060                  9,876               13,387
                                                    ----------          -----------             ----------             --------

Shipping, selling and administrative expenses            5,247                3,090                 13,096               12,662
Interest expense                                            -                    11                      3                  182
Other income                                               309                   81                    397                  199
                                                    ----------          -----------             ----------             --------
                                                         4,938                3,020                 12,702               12,645
                                                    ----------          -----------             ----------             --------

(Loss) earnings before income taxes                     (2,278)                  40                 (2,826)                 742

Provision (benefit) for income taxes                      (820)                  15                 (1,017)                 282
                                                    ----------          -----------             ----------            ---------

Net (loss) earnings                                 $   (1,458)           $      25             $   (1,809)            $    460
                                                    ===========         ===========            ===========            =========
Net (loss) earnings per common share - basic        $    (0.54)               $0.01                 $(0.67)               $0.17
                                                    ===========         ===========            ===========            =========
Net (loss) earnings per common share - diluted      $    (0.54)               $0.01                 $(0.67)               $0.17
                                                    ===========         ===========            ===========            =========
Weighted average number of shares outstanding         2,711,405           2,696,474              2,711,405            2,696,474
                                                    ===========         ===========            ===========            =========



See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                                             Nine Months Ended

                                                                                                                 March 31,
                                                                                                          1999           1998
                                                                                                          ----           ----
Cash Flows From Operating Activities:

Net (loss) earnings                                                                                  $    (1,809)     $   460
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization                                                                                364         340
Gain on sale of fixed assets                                                                                (252)          -
Write-off of goodwill                                                                                      1,087           -
Deferred income taxes                                                                                         (1)          8
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                                                               (318)      3,727
   Decrease in inventories                                                                                 5,808       5,067
   Decrease in prepaid expenses and other current assets                                                      35       1,404
   Decrease in other assets                                                                                    1          14
   Decrease in accounts payable and other current liabilities                                            (2,738)     (5,394)
                                                                                                        -----------  ----------
 Net cash provided by operating activities                                                                 2,177       5,626
                                                                                                        -----------  ----------

Cash Flows From Investing Activities:

   Purchases of property and equipment                                                                      (160)       (225)
   Proceeds from sale of property                                                                            447          53
   Purchases of securities available for sale                                                                 (1)     (1,141)
   Acquisition cost                                                                                       (2,324)
   Proceeds from maturities of  securities available for sale                                              1,039       1,280
                                                                                                        -----------  ----------
Net cash used in investing activities                                                                       (999)        (33)
                                                                                                        -----------  ----------


Cash Flows From Financing Activities:

   Decrease in notes payable - bank                                                                            -      (4,163)
   Issuance of treasury stock                                                                                  -          84
   Increase in other non-current liabilities                                                                   -           7

Net cash used in financing activities                                                                          -      (4,072)
                                                                                                        -----------  ----------
Net Increase in Cash and Cash Equivalents                                                                   1,178       1,521
Cash and Cash Equivalents, beginning of period                                                              2,176       1,580
                                                                                                        -----------  ----------
Cash and Cash Equivalents, end of period                                                                  $ 3,354     $ 3,101
                                                                                                        ===========  ==========
Supplemental Information:

Interest paid                                                                                              $    2      $  182
                                                                                                        -----------  ----------
Taxes paid                                                                                                 $   11      $  837
                                                                                                        -----------  ----------
                                      -5-


           See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  1. The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of operations for the Three and Nine month periods ended March 31, 1999 and 1998, and the condensed consolidated statement of cash flows for the Nine month periods ended March 31, 1999 and 1998, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) have been made that are necessary to present fairly the financial position, results of operations and cash flows for all periods presented. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders. The results of operations for the period ended March 31, 1999 are not necessarily indicative of operating results for the full fiscal year.

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

4. Effective September 30, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income." This statement established methodology for reporting the types of income that would not be shown in a condensed consolidated statement of operations.


                                          Three Months  Ended                    Nine Months  Ended
                                              March  31,                            March  31,


                                                                 (Dollars in Thousands)

                                                 1999              1998             1999            1998
                                            --------------     ------------     ------------     ----------

Net (loss) earnings from operations               $(1,458)            $  25         $(1,809)          $ 460

Other comprehensive income, net of
tax:

Unrealized holding gain on securities
 arising during period                                 (2)               51              (1)             70
                                            --------------     ------------     ------------     ----------

Net comprehensive (loss) income                   $(1,460)            $  76         $(1,810)          $ 530
                                            ==============     ============     ============     ==========


5. The Company's calculation of Basic and Diluted Net (Loss) Earnings per Share are as follows (in thousands except per share amount):


                                              Three Months Ended                 Nine Months Ended
                                                  March  31,                         March  31,


                                             1999             1998             1999             1998
                                            -------           -----           ------           ------

Basic Net (Loss) Earnings Per Share:
---------------------------------------


Net (Loss) Earnings                      $   (1,458)       $       25      $   (1,809)          $     460
                                         -----------       ----------      -----------          ---------
Basic Weighted Average Shares
 Outstanding                               2,711,405        2,696,474        2,711,405          2,696,474
                                         -----------       ----------       ----------          ---------

Basic Net (Loss) Earnings Per Common
 Share                                    $   (0.54)       $     0.01      $    (0.67)         $     0.17
                                         -----------       ----------       ----------          ---------

Diluted Net (Loss) Earnings Per Common
 Share:

Net (Loss) Earnings                       $  (1,458)       $       25      $   (1,809)         $      460
                                          ----------       ----------      -----------         ----------
Basic Weighted Average Shares
 Outstanding                               2,711,405        2,696,474        2,711,405          2,696,474

Add: Dilutive Options                              -            6,516              -                6,516
                                          ----------       ----------      -----------         ----------

Diluted Weighted Average Shares
 Outstanding                               2,711,405         2,702,990       2,711,405          2,702,990
                                          ----------       ----------      -----------         ----------

Diluted Net (Loss) Earnings Per Common
 Share                                     $    (0.54)       $     0.01     $   (0.67)         $     0.17
                                           -----------       ----------    -----------         ----------


      Options to purchase 267,045 and 260,401 of common stock at prices ranging from $4.06 to $13.61 per share were outstanding at both March 31, 1999 and 1998, respectively but were not included in the computation of diluted earnings per share because they would have been anti dilutive.

6. On January 11, 1999, the Company completed the acquisition of certain assets of Banner Industries of New York, Inc., which manufactures and distributes its products to catalog companies. The Company paid approximately $2.3 million for certain inventory, fixed assets and goodwill. The balance of the purchase price for inventory of up to $1.1 million, will be made from current working capital funds.

7. During the quarter ending March 31, 1999 the Company closed two unprofitable divisions whose product lines no longer fit the Company's merchandising strategy. This resulted in an impairment of the goodwill with a corresponding write-off of $1.1 million for one of the divisions and resulted in a pretax gain of approximately $252 thousand (included in "Other Income") on the sale of fixed assets for the other division. It is not anticipated that any further gains or losses will occur as a result of these closings.

                         MANAGEMENT'S DISCUSSION AND
                ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents increased during the nine-month period ended March 31, 1999 to $3,354,000 from $2,176,000 at June 30, 1998. The increase this period was due mostly from net cash provided by operating activities totaling $2,177,000, primarily from a decrease in inventory and partly offset by a decrease in accounts payable and other current liabilities. Funds were further reduced by net cash used in investing activities of $999,000, which resulted mostly from cash used to acquire certain assets of a women's apparel catalogue business offset by cash proceeds from maturities of securities available for sale.

The Company recently completed the renewal of a $23,000,000 bank line of credit which extends through June 30, 2000. Changes from the previous bank line of credit include, among other things, an increase in cash borrowing from $10,000,000 to $13,000,000 with the Company's inventory and accounts receivable pledged to the bank as collateral and the maintenance of a minimum tangible net worth of $14,000,000. The Company believes that funds provided by operations, existing working capital and the Company's bank line of credit will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS
Net sales were $12,255,000 and $41,034,000 during the three and nine-month periods ended March, 31, 1999, compared to $13,999,000 and $54,697,000 in the three and nine-month periods ended March 31, 1998, respectively. The decrease in sales for the quarter ended March 31, 1998 was primarily due to lower net sales from the premium division and from closing two unprofitable divisions, offset in part by sales from the newly acquired women's apparel catalogue division. Gross profit was slightly lower at 21.7% for the three-month period ended March 31, 1999 compared to the prior year comparable period of 21.9%. For the nine month period, net sales were lower principally due to overall lower premium division sales, as well as lower volume for two unprofitable divisions which were closed. In general, sales volume was lower in the current fiscal quarter and year to date periods due to reduced demand for non-branded merchandise. The gross profit of 24.1% for the nine-month period ended March 31, 1999 was lower than the 24.5% gross profit achieved in the prior year's nine-month period, resulting, for the most part, from lower premium division gross profit.

Shipping, selling and administrative expenses increased primarily due to a write-off of approximately $1.1 million of goodwill associated with one of two unprofitable divisions closed during the third quarter of fiscal 1999, business integration costs totaling approximately $300,000 associated with the acquisition of the women's apparel catalogue business, operating expenses relating to this new apparel operation, and higher product development costs in the third quarter ended March 31, 1999 and for this year's nine-month period versus last year's respective periods.

Interest expense was much lower in both the third quarter and first nine months of fiscal 1999 versus the same fiscal 1998 periods, because the Company utilized its available investment funds in lieu of borrowing in the current fiscal year periods compared to last year's same periods.

Other income increased by $228,000 and $198,000 in the third quarter and nine months of the current fiscal year, respectively, compared to the fiscal 1998 comparable periods. This was due to a gain on sale of fixed assets on the closing of a divisional facility of $252,000 in the third quarter, offset by lower interest income of $24,000 and $54,000 respectively, due to the utilization of investment funds for current working capital needs.

The loss before income taxes for the three-month and nine-month periods as compared to the earnings before taxes in the equivalent periods of fiscal 1998 was due mainly to the decrease in sales and gross profit coupled with the goodwill write-off, business integration costs and other costs discussed above which was not entirely offset by lower shipping, selling and administrative expenses as well as a pre-tax gain on the sale of fixed assets as discussed above. Net loss for the quarter and nine month periods ended March 31, 1999 was $1,458,000 and $1,809,000, respectively, compared to net earnings for the same periods last year of $25,000 and $460,000.

YEAR 2000 COMPLIANCE

The Company has completed its assessment of the changes that are needed to make its critical and other data processing systems Year 2000 compliant. The changes, which include a combination of software modifications, upgrades, hardware changes and significant customer testing have substantially been
completed.   The Company's internal target date to be fully compliant is the
Summer of 1999 with continued testing to take place during the balance of 1999 in order to minimize the risks associated with Year 2000 systems changes.

Existing data processing personnel are being utilized to implement Year 2000 changes. To date, total costs incurred have been approximately $12,000, with total aggregate costs to become Year 2000 compliant not expected to exceed $20,000.

Most of the Company's major customers have already indicated that they are or will be Year 2000 compliant by mid-1999. The Company is not computer interdependent with its significant suppliers and, accordingly, does not believe that the failure of suppliers to be Year 2000 compliant will pose any significant risk to the Company's business operation. In any event, the Company presently has and expects it will have alternative sources of supply if existing vendors are unable to supply the Company because they may not be Year 2000 compliant.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


a) Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K.

   During the period covered by this quarterly report on Form 10-Q, the Company filed a Current Report on Form 8-K with respect to an event, reported under item 2, Acquisition or Disposition of Assets, occurring on January 11, 1999. The Form 8-K reported, among other things, that the Company acquired certain assets of the catalog division of Banner Industries of New York, Inc., a manufacturer and distributor of women's sportswear and dresses.


                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         JACLYN, INC.
                                         -------------------------
                                         (Registrant)


May 17, 1999                             /s/ Robert Chestnov
------------                             --------------------------
                                         Robert Chestnov
                                         President
                                         Chief Executive Officer


May 17, 1999                             /s/ Anthony Christon
------------                             -------------------------
                                         Anthony Christon
                                         Vice President
                                         Chief Financial Officer

Exhibit No.       Description                    Page No.
-----------       -----------                    --------

  27            Financial Data Schedule            10