Form 10-K
period 1999-06-30
JACLYN INC
filed 1999-09-28
CIK 52969

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934


                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the transition period from               to              .
                              ---------------  --------------

                           Commission File No. 1-5863

                                  JACLYN, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  22-1432053
-------------------------------------------    --------------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

 635 59th Street, West New York, New Jersey                07093
-------------------------------------------    --------------------------------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (201) 868-9400

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
           Title of Class                            on which registered
           --------------                           ---------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant at September 15, 1999 was approximately $ 6,948,000.

There were 2,711,405 shares of Common Stock outstanding at September 15, 1999.


                           [Cover Page: 1 of 2 Pages]

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III Certain Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on November 30, 1999.



                           [Cover Page: 2 of 2 Pages]

                                TABLE OF CONTENTS
                                -----------------


                                  Item                                                                           Page
                                  ----                                                                           ----


PART I                            1.     Business.................................................................1

                                  2.     Properties...............................................................4

                                  3.     Legal Proceedings........................................................5

                                  4.     Submission of Matters to a
                                         Vote of Security Holders.................................................5

PART II                           5.     Market for the Registrant's Common Equity
                                         and Related Stockholder Matters..........................................6

                                  6.     Selected Financial Data..................................................7

                                  7.     Management's Discussion and Analysis of
                                         Financial Condition and Results of
                                         Operations...............................................................8

                                  7A.    Quantitative and Qualitative disclosures about
                                         Market & Risk............................................................12

                                  8.     Financial Statements and Supplementary
                                         Data.....................................................................12

                                  9.     Changes in and Disagreements with
                                         Accountants on Accounting and Financial
                                         Disclosure...............................................................12

PART III                          10.    Directors and Executive Officers
                                         of the Registrant........................................................12

                                  11.    Executive Compensation...................................................12

                                  12.    Security Ownership of Certain
                                         Beneficial Owners and Management.........................................13

                                  13.    Certain Relationships and Related
                                         Transactions.............................................................13

PART IV                           14.    Exhibits, Financial Statement
                                         Schedules and Reports on Form 8-K........................................13

SIGNATURES........................................................................................................17

                                     PART I
                                     ------



Item 1.      Business.
------       --------

                   Jaclyn, Inc. (incorporated in the State of Delaware in 1968) ("Jaclyn") and its subsidiaries (collectively the "Registrant") are primarily engaged in the design, manufacture, distribution and sale of vinyl, leather and fabric handbags, sport bags and related products (collectively, "handbag products"), and apparel items. The Registrant markets its handbag products in a variety of popularly priced fashions and designs, with an emphasis on casual, travel and sport styles. The Registrant's apparel lines are wide ranging and include women's loungewear, sleepwear, dresses, sportswear, vests, as well as lingerie.

                   General. Styling is an important factor in the merchandising of all of the Registrant's products. The Registrant's staff of full-time designers studies fashion trends in order to anticipate consumer demand. The design staff works closely with the purchasing department to determine the styling and material components for its handbag products, and concepts and fabrics for its apparel products. The design staff also works with the production and engineering staffs to determine the costs of production and the technical problems involved in producing a new style. The Registrant changes most of its designs from season to season.

                   Finished merchandise, other than merchandise for the Registrant's newly acquired women's apparel catalogue business (the "Catalogue Business") discussed below, is received at independently owned outside warehouses located in New Jersey, Florida, California and Indiana. From these locations product is shipped under different selling names to customers all over the country. Product for the Catalogue Business is shipped directly from outside contractor locations to the customer. The Registrant's handbag products are intended to retail at between $6 and $275. The Registrant's better price and designer lines of handbag products, which are sold under the "ANNE KLEIN(TM)", "A LINE(TM)"and "Susan Gail" names, are marketed through better department stores and specialty shops. The Registrant's other handbag products are marketed primarily through general merchandise, chain and department stores. In addition, the Registrant markets its apparel lines to existing customers of its handbag products as premium and/or special order items, as well as to major mail order catalog chains and other retailers.

                   The Registrant markets its handbag products under trademarks and trade names which it owns, including "Shane"and "Aetna," "Susan Gail," and "Robyn Lyn". In addition, the Registrant is licensed to manufacture and market handbag products under the names "Looney Tunes(TM)" under three agreements which expire December 31, 1999 and one other expiring March 30, 2003, "South Park(TM)" under an agreement which expires December 31, 2000,"Crayola(TM)" under an agreement which expires December 31, 1999, "Dr. Seuss(TM)" under two agreements which expire December 31, 1999 and June 30, 2000, and "ANNE KLEIN(TM)" and "A LINE(TM)" under an agreement which expires December 31, 2001. The Registrant's apparel lines are marketed under the names "Robyn Lyn," "Saddle River," "Susan Gail," "Emerson Road," Dawson Road," and "Banner New York." The Registrant also manufactures apparel items for sale as private-label merchandise. The Registrant considers all of its licensed trademarks, trade names and other intellectual property rights to be of significant value in the marketing of its products.

                   The Registrant sells throughout the United States through its own salesmen and through independent sales representatives. Sales of domestically manufactured merchandise, including those assembled in Central America and in Mexico from domestically produced components, accounted for approximately 29% of the Registrant's consolidated net sales for the fiscal year ended June 30, 1999. During fiscal 1998, sales of such merchandise, including those assembled in Central America and in Mexico from domestically manufactured components, accounted for approximately 33% of consolidated net sales.

                   In fiscal 1999, the Registrant's imports of merchandise manufactured in the Far East accounted for approximately 71% of consolidated net sales, compared to approximately 67% of consolidated net sales in fiscal 1998. Imports offer the Registrant the benefit of a greater diversification of styling resulting from volume purchases and the benefit of cost savings related to such purchases. While the Registrant's operations are subject to the usual risks associated with purchases from foreign countries, the Registrant's other foreign and domestic manufacturing sources provide it with alternative sources and facilities.

                   Approximately 75% of the Registrant's consolidated net sales for fiscal 1999 were to general merchandise, chain, department stores and catalogue retailers, with the balance consisting of sales to smaller specialty shops, smaller retail stores and cosmetic firms. During the fiscal year ended June 30, 1999, four customers of the Registrant accounted for 37% of the Registrant's consolidated net sales, of which the Registrant's two largest customers ( Estee Lauder and Wal-Mart Stores, Inc.) accounted for 16% and 11% of such sales, respectively. Four major customers of the Registrant accounted for approximately 44% of the Registrant's consolidated net sales for the fiscal year ended June 30, 1998, of which the Registrant's three largest customers ( Estee Lauder, Wal-Mart Stores, Inc.and Target Stores) accounted for 15% , 12% and 10% of such sales, respectively. Sales of apparel items during each of the fiscal years ended June 30, 1999, 1998 and 1997 represented 34%, 35% and 32%, respectively, of consolidated net sales. Sales of handbag products represented the remainder of the Registrant's consolidated net sales. The Registrant's sales are customarily offered on credit terms. The Registrant does not have long-term contracts with any of its customers.

                   The Registrant purchases its handbag and apparel raw materials, primarily fabrics, vinyl and urethane plastics, leather, frames, ornaments, trim and other materials, and certain of its finished products, from a variety of sources. In most cases, the Registrant assists its suppliers and contractors in the design and style of the materials it purchases. The Registrant's largest expenditures for raw materials are for fabrics, leather, vinyl and urethane plastics, which the Registrant purchases from several suppliers, one of which provided about 4% of its raw material needs in fiscal 1999. While the Registrant has no long-term supply contracts, the raw materials it uses are available from various sources and it anticipates no difficulty in the future in obtaining the necessary raw materials for its operations. With respect to its domestic manufacturing and imported purchases from the Far East and Europe of finished handbags and related products, the Registrant deals with a number of sources, both domestically and in the Far East and Europe, no one of which accounted for more than 27% of the Registrant's total cost of goods sold. The Registrant has no long-term supply contracts with its Far East or European sources of finished handbags and related products or apparel items and is subject to the usual risks associated therewith.

                   The Registrant generally offers Fall/Winter, Holiday and Spring/Summer product lines and in most instances manufactures product to meet the specific requirements of its customers. The Registrant's business has been somewhat seasonal in nature, with shipments generally being greater in the first two quarters of its fiscal years and lower in the third and fourth quarters although due to scheduling and customer requirements and, in part, to the Catalogue Business, sales in the first and fourth quarters were greater in fiscal 1999. Reference is made to Note L, "Unaudited Quarterly Financial Data," of the Notes to Consolidated Financial Statements on page F-17 of this Form 10-K for additional information about quarterly results.

                   At September 15, 1999, the Registrant had unfilled orders of approximately $24,149,000 compared to approximately $18,834,000 at September 15, 1998. The increase in backlog is primarily attributable to an increases in the volume of the women's sleepwear business coupled with backlog related to the acquisition of the Catalogue Business. In the ordinary course of business, the amount of unfilled orders at a particular point in time is affected by several factors, including scheduling of the manufacture and shipping of goods (which, in turn, may be dependent on the requirements of customers). Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

                   The Registrant employed 138 persons as of June 30, 1999, of whom 85 were on a salaried basis and the balance on an hourly basis. At June 30, 1999, 18 of the Registrant's employees were members of the Four Joint Boards of New York, New Jersey, Pennsylvania and New England, affiliated with the International Leather Goods, Plastics and Novelty Workers Union, AFL-CIO. The Registrant considers its relations with its employees to be satisfactory.

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

                   On January 11,1999, the Registrant acquired the business and certain assets of the catalogue division of Banner Industries of New York, Inc. ("Banner"), a manufacturer and distributor of sportswear and dresses. Assets acquired included, among other things, work-in-process, piece goods, raw materials, customer orders, trademarks and trade names, office equipment, furniture and fixtures. The Registrant also operates a New York City showroom formerly operated by Banner. The acquired business manufactures and sells apparel lines to major mail order catalogues. The aggregate purchase price (after giving effect to certain post-closing adjustments) was approximately $2,861,000, of which $2,411,671.21 was paid at the closing of the transaction and the remainder of which, approximately $450,000 (subject to adjustment), is payable during the one-year period after closing. The Registrant used funds generated from operations to pay the purchase price, which was determined through arm's length negotiations with the Seller. One of the principals of Banner was retained by the Registrant as a consultant, primarily to provide advice and other assistance in connection with the transfer of the acquired assets and operations to the Registrant, for a period of one year from closing (ending January 2000) at a consulting fee of $50,000.

                   As previously announced, during fiscal 1999 the Registrant commenced the process of evaluation its operations with a view to eliminating unprofitable businesses. During the year ended June 30, 1999, the Registrant closed three unprofitable divisions, including the operations of its wholly-owned subsidiary, JLN, Inc., located in Ferris Texas. As a result of the closure of one of its handbag divisions (discussed below in this Item 1), the Registrant recorded a pre-tax charge for the write-off of goodwill in the amount of approximately $1,100,000. In connection with the closure of the Texas operations of JLN, JLN's real property and certain related fixed assets were sold and a pretax gain of $324,000 from the sale was recorded by the Registrant. Reference is made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the closing of such divisions.

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

                   On June 18, 1996, the Registrant acquired certain trademarks and other assets from McCrackin Industries, Inc. ("McCrackin") and its affiliates for a purchase price of $1,500,000. The trademarks included "Saddle River," under which the Registrant has been manufacturing and distributing ladies' handbags for more than 9 years. In March 1999, the Registrant concluded that this line of moderately priced handbags, which were primarily sold to department stores, was not profitable and consequently closed operations. This resulted in a goodwill pretax writeoff of approximately $1.1 million during fiscal 1999.

Item 2.      Properties.
------       ----------

                   The Registrant's executive offices and one of its warehouse facilities, containing 140,000 square feet, are located in West New York, New Jersey. The Registrant occupied these facilities under long-term leases from 1968 to 1981, when these facilities were purchased by the Registrant. The Registrant currently leases to outside parties approximately 59,000 square feet of the West New York facilities. The Registrant also leases three showroom and office facilities in New York City totaling approximately 20,000 square feet. The executive offices, and manufacturing, distribution and warehouse facilities, of the Registrant's wholly-owned subsidiary, JLN, Inc., containing 93,250 square feet, located in Ferris, Texas were sold during fiscal 1999. The Registrant realized a pretax gain of $324,000 on the sale of land, buildings and equipment at this location.

                   Reference is made to Note D, "Commitments," of the Notes to Consolidated Financial Statements on page F-10 of this Form 10-K for additional information about the Registrant's commitments under the terms of non-cancelable leases.

Item 3.      Legal Proceedings.
------       -----------------

                   (a) The Registrant is not a party to, nor is any of its property the subject of, any material pending legal proceeding.


                   (b) No material pending legal proceeding was terminated during the three-months ended June 30, 1999.

Item 4.      Submission of Matters to a Vote of Security Holders.
------       ---------------------------------------------------

                   The Registrant did not submit any matters to a vote of its security holders, through the solicitation of proxies or otherwise, during the three-months ended June 30, 1999.

                                     PART II
                                     -------

Item 5.      Market for the Registrant's Common Equity
             and Related Stockholder Matters.
             -----------------------------------------

                   The Registrant's Common Stock, $1.00 par value per share, is traded on the American Stock Exchange (Symbol: "JLN"). The following table sets forth the high and low closing sales prices for the Registrant's Common Stock, as reported by the American Stock Exchange, for each quarterly period during the Registrant's fiscal years ended June 30, 1999 and June 30, 1998.

     Fiscal Year Ended June 30, 1999             High              Low
     -------------------------------             ----              ---

     First Quarter                               5 1/4             3 5/8
     Second Quarter                              4                 3 1/8
     Third Quarter                               4                 2 3/8
     Fourth Quarter                              3 3/16            2 3/16

     Fiscal Year Ended June 30, 1998             High              Low
     -------------------------------             ----              ---

     First Quarter                               5 1/8             3 7/8
     Second Quarter                              4 15/16           4 3/16
     Third Quarter                               5  5/16           4
     Fourth Quarter                              5 13/16           4 3/4

                   The Registrant did not pay cash dividends during fiscal 1999 or 1998 and does not anticipate the payment of cash dividends in the foreseeable future.

                   At June 30, 1999, there were approximately 699 holders of record of the Registrant's Common Stock.

Item 6. Selected Financial Data.
------  -----------------------

===================================================================================================================================
Years ended June 30,                                   1999              1998              1997              1996              1995
===================================================================================================================================
Net Sales                                  $     58,766,000 $      68,263,000 $      77,156,000 $      72,312,000 $      73,577,000
Cost of Goods Sold                               44,873,000        51,401,000        56,825,000        53,836,000        58,639,000

-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     13,893,000        16,862,000        20,331,000        18,476,000        14,938,000
-----------------------------------------------------------------------------------------------------------------------------------
Shipping, selling and administrative
    expenses                                     16,073,000        16,870,000        19,206,000        17,553,000        17,834,000
Writeoff of goodwill - See note below             1,124,000                 -                 -                 -                 -
Restructuring costs                                       -                 -                 -                 -           995,000
Interest expense                                      4,000           182,000           181,000           119,000           309,000
Interest income                                     207,000           294,000           277,000           338,000           313,000
Other income, net                                   324,000                 -            10,000                 -             4,000
(Benefit) provision for income taxes              (998,000)            37,000           468,000           457,000       (1,563,000)
-----------------------------------------------------------------------------------------------------------------------------------
NET (LOSS) EARNINGS                        $    (1,779,000) $          67,000 $         763,000 $         685,000 $     (2,320,000)
===================================================================================================================================
Weighted average shares outstanding               2,711,000         2,707,000         2,705,000         2,692,000         2,691,000
===================================================================================================================================
   Net Earnings per common share-
    Basic and Diluted                      $          (.66) $             .02 $             .28 $             .25 $           (.86)
Cash dividends paid                        $              - $               - $                 $                 $             .25
===================================================================================================================================
TOTAL ASSETS                               $     25,595,000 $      24,572,000 $      34,063,000 $      31,981,000 $      28,409,000
===================================================================================================================================
Long term debt:
    Guaranteed bank loan - ESOP                           - $          56,000 $         509,000 $         704,000 $         888,000
    Other non-current liabilities                         -                 - $          28,000 $          32,000 $          33,000
Stockholders' equity                       $     16,659,000 $      18,394,000 $      17,785,000 $      16,838,000 $      15,942,000
===================================================================================================================================
Stockholders' equity per share             $           6.15 $            6.80 $            6.57 $            6.26 $            5.92
===================================================================================================================================


Note: Goodwill writeoff totaling $1,124,000 resulted from closing one of three
----
unprofitable divisions during fiscal 1999.

Item 7.   Management's Discussion and Analysis of
------    Financial Condition and Results of Operations.
          ---------------------------------------------

Liquidity and Capital Resources

          The net decrease in cash and cash equivalents in the fiscal year ended June 30, 1999 was $1,125,000, resulting from an excess of funds used in operating activities $1,425,000 and an excess of funds used in investing activities $1,475,000, offset, in part, by cash provided by financing activities of $1,775,000. Funds used in operating activities in fiscal 1999 principally was the result of an increase in accounts receivable (attributable to a higher level of shipping in the fourth quarter of fiscal 1999 compared to the comparable quarter in fiscal 1998) offset, for the most part, by a decrease in inventory (attributable to closing three unprofitable businesses and acquiring a new women's apparel business, which manufactures and distributes women's apparel to catalogue retailers, with faster inventory turnover). In addition, the increase in the Company's net loss offset by a write-off of approximately $1.1 million of goodwill associated with one of the three unprofitable closed operations during fiscal 1999 and an increase in prepaid and refundable income taxes, were other factors which contributed to the net cash used in operating activities. Funds used in investing activities resulted mainly from the acquisition of the women's apparel business in January 1999 (described above), offset by proceeds from sales of securities available for sale. Funds provided by financing activities were the result of bank borrowing of $1,775,000 at June 30, 1999 under Company's existing credit facility.

          During fiscal 1999, the Company completed the renewal of a $23,000,000 bank line of credit which extends through June 30, 2000. Changes from the previous bank line of credit include, among other things, an increase in loan availability from $10,000,000 to $13,000,000 with the Company's inventory and accounts receivable pledged to the bank as collateral, a minimum quick ratio requirement of 1 to 1, and the maintenance of a minimum tangible net worth of $14,000,000. The Company believes that funds provided by operations, existing working capital and the Company's bank line of credit will be sufficient to meet foreseeable working capital needs. Reference is made to Note E "Credit Facilities," of the Notes to Consolidated Financial Statements on page F-10 of this Form 10-K for additional information about the Company's credit lines.

          There were no material commitments for capital expenditures at June 30, 1999.

          The net increase in cash and cash equivalents in fiscal 1998 of $596,000 was the result of an excess of funds provided from operating activities totaling $4,042,000 and investing activities of $633,000, over funds used in financing activities of $4,079,000. Funds provided by operating activities were principally from a $1,985,000 decrease in inventory (resulting from lower first quarter fiscal 1999 shipping) and a $5,648,000 decrease in accounts receivable (attributable to a lower level of shipping in the fourth quarter of fiscal 1998 compared to the comparable quarter in fiscal 1997). The resulting cash flows were mostly used to decrease accounts payable and other current liabilities by $5,056,000. Cash provided by investing activities resulted mainly from an excess of proceeds from securities available for sale over purchases of such securities and the purchases of property and equipment. Funds used in financing activities were mostly to pay down all outstanding notes payable to the Company's bank under the existing credit facility.

          The net increase in cash and cash equivalents in fiscal 1997 totaling $915,000 was the result of an excess of funds from financing activities (bank borrowing under the Company's credit line) of $3,063,000 over funds used in investing activities of $467,000 and funds used in operating activities of $1,681,000. Funds from operating activities were used mainly to reduce accounts payable and other current liabilities totaling $1,677,000 and to finance the $1,179,000 increase in accounts receivable. These funds were principally offset by a decrease in inventories of $1,010,000 which resulted from higher shipping in June 1997 compared to June 1996 and net earnings from operations of $763,000. Cash used in investing activities was primarily for property and equipment additions.

          As of June 30, 1999, 1998 and 1997,  working capital was  $15,069,000,
$16,695,000 and $16,697,000, respectively. The ratio of current assets to current liabilities for those same periods was 2.9 to 1, 4.4 to 1 and 2.2 to 1, respectively. The decrease in the current ratio in fiscal 1999 is the result of using a greater portion of the proceeds from the securities available for sale to fund part of the Company's working capital needs and from using cash to purchase the women's apparel catalogue business (including approximately $1.3 million of goodwill for this business) and from a higher level of both notes payable to the Company's bank and accounts payable. The Company's cash, cash equivalents and marketable securities totaled $2,725,000, $4,911,000 and $5,187,000, at June 30, 1999, 1998 and 1997, respectively.

Results of Operations

1999 Compared to 1998

          Net sales of $58,766,000 were $9,497,000 below fiscal 1998. This was due primarily to the closing of three unprofitable operations, as well as lower volume in the Company's medium priced handbag business due, in general, to reduced retail demand for non-branded handbag and accessories merchandise, offset partly by improved premium handbag and women's apparel sales and by sales from the newly acquired women's apparel business selling to catalogue retailers.

          The gross profit margin for fiscal 1999 was 23.6 %, or a decline of 1.1% from the prior year, which resulted from a higher level of inventory markdowns due to closing three unprofitable operations and also from off-price sales in the children's and medium priced handbag business. Margins improved somewhat, however, in the premium and the women's apparel business. Shipping, selling and administrative expenses decreased by $797,000 related to lower
shipping,   royalty  and   administrative   expense  offset, in part, by higher
product development costs. Also included in fiscal 1999 are business integration costs of approximately $230,000 associated with the acquisition of the new women's apparel business. As a percentage of net sales, the current fiscal year was 27.4% compared to 24.7% in the prior fiscal year, attributable to the relatively higher level of fixed costs.

          Interest expense was much lower in fiscal 1999 compared to the prior year because the Company utilized its available investment funds in lieu of borrowing in the current fiscal year compared to the prior year.

          Interest income, decreased $87,000 from the prior fiscal year generally due to a lower level of interest rates on the investment portfolio and from the greater utilization of investment funds for working capital needs in fiscal 1999 compared to the prior fiscal year.

          Other income (net) is comprised of a pretax gain on the sale of fixed assets totaling $324,000 from one of the unprofitable businesses closed during fiscal 1999.

          The decrease in earnings before income taxes for the fiscal year ended June 30, 1999 compared to the prior year was primarily due to the decrease in sales, a 1.1% decrease in the gross profit margin discussed above, the goodwill write-off of approximately $1.1 million associated with one of three unprofitable businesses closed during fiscal 1999 and business integration costs associated with the acquisition of the women's apparel catalogue business. The foregoing was offset, in part, by lower shipping, selling and administrative expenses, as well as the pre-tax gain on the sale of fixed assets as discussed above.


1998 Compared to 1997

          Net sales of $68,263,000 were $8,893,000 below fiscal 1997. This decrease was due primarily to significantly lower sales volume in the Company's children's division resulting mostly from the non-renewal of the Company's "Winnie The Pooh(TM)" license and lower volume in the Company's medium priced handbag business, due to lower retail demand for non-brand handbag and accessories merchandise, offset partly by improved premium and women's apparel sales.

          The gross profit margin for fiscal 1998 was 24.7%, or a decline of 1.7% from the prior year, which resulted from a higher level of inventory markdowns and off-price sales in the children's and medium priced handbag business. Margins improved somewhat, however, in the premium and the women's apparel business. Shipping, selling and administrative expenses decreased by $2,336,000. As a percentage of net sales, the current fiscal year was 24.7% compared to 24.9% in the prior fiscal year, attributable to lower fiscal 1998 shipping, royalty and product development costs.

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

Recently Issued Accounting Standards

          In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the Company for the year ending June 30, 2001, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.


Year 2000 Compliance

          The Company has completed its assessment of the changes that are needed to make its critical and other data processing systems Year 2000 compliant. The changes, which include a combination of software modifications, upgrades, hardware changes and significant customer testing have substantially been completed. The Company's internal target date to be fully compliant is October 1999 with continued testing to take place during the balance of 1999 in order to minimize the risks associated with Year 2000 systems changes.

          Existing data processing personnel are being utilized to implement Year 2000 changes. To date, total costs incurred have been approximately $20,000, with total aggregate costs to become Year 2000 compliant not expected to exceed $25,000.

          Most of the Company's major customers have already indicated that they are or will be Year 2000 compliant before the end of 1999. The Company is not computer interdependent with its significant suppliers and, accordingly, does not believe that the failure of suppliers to be Year 2000 compliant will pose any significant risk to the Company's business operation. In any event, the Company presently has and expects it will have alternative sources of supply if existing vendors are unable to supply the Company in the event they may not be Year 2000 compliant and is taking measures to have certain raw materials on hand, in certain instances, to assure continuity in the first month or two of the year 2000.

          The foregoing constitute forward looking statements based upon management's best estimates concerning future events. Actual results could differ as a result of a number of factors, including future costs of Year 2000 compliance, success of testing, successful completion by third parties with their respective Year 2000 compliance programs, and similar uncertainties.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
---------    -----------------------------------------------------------

          The Registrant, in the normal course of doing business, is theoretically exposed to interest rate change market risk with respect to its Securities Available for Sale and its line of credit. As borrowing patterns are seasonal, the Registrant is not dependent on borrowing throughout the year. Therefore, a sudden increase in interest rates (which under the line of credit is at the prime rate or lower) may, during peak borrowing, have a negative impact on short-term results, but would unlikely impact longer-term results since a cost pass-through would offset such higher interest expense.

          All of the Registrant's Securities Available for Sale are state government or municipal bonds. As of June 30, 1999, the cost and market value of such bonds was $1,651,000 and $1,674,000, respectively. A significant increase in interest rates would result in a decrease in the market value of the bond prices. However, to minimize risk, the Registrant has a policy of investing only in high rated instruments (substantially all have Aa or better Moody's bond ratings) and generally uses short-term maturities (currently the average life is about three years). In addition, the proceeds from such securities are not essential to the working capital needs of the business and therefore could be held to maturity for full face value.

Item 8.      Financial Statements and Supplementary Data.
-------      --------------------------------------------

          (a) Financial Statements
              --------------------

          The report dated September 22, 1999 of Deloitte & Touche LLP, independent auditors, the consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999 and Notes to Consolidated Financial Statements appear on pages F-2 through F-17 of this Form 10-K.

          (b) Supplementary Data
              ------------------

          Selected unaudited quarterly financial data for the fiscal years ended June 30, 1999 and June 30, 1998 is set forth at Note L, "Unaudited Quarterly Financial Data" on page F-17 of this Form 10-K.

Item 9.      Changes in and Disagreements with Accountants
-------      on Accounting and Financial Disclosure.
             ---------------------------------------------

          Not Applicable.


                                    PART III
                                    --------

Item 10.     Directors and Executive Officers of the Registrant.
--------     ---------------------------------------------------

          The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.     Executive Compensation.
--------     -----------------------

          The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.
--------     ---------------------------------------------------------------

          The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.     Certain Relationships and Related Transactions.
--------     -----------------------------------------------

          The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


                                     PART IV
                                     -------

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------     ----------------------------------------------------------------

(a) The following financial statements and financial statement schedules are filed as part of this report:

          1.   Financial Statements:
               --------------------

               Independent Auditors' Report

               Consolidated Balance Sheets -- June 30, 1999 and 1998

               Consolidated Statements of Operations -- years ended June 30, 1999, 1998 and 1997

               Consolidated Statements of Stockholders' Equity -- years ended June 30, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows -- years ended June 30, 1999, 1998 and 1997

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

10(b) Lease dated January 27, 1999 with Ruth R. Abrams LLC, Rosalie Abrams Katz, First Half Realty Co., Inc. and Second Half Realty Co., Inc. relating to office and showroom facilities located in New York, New York.

10(c) Lease dated October 14, 1998 with Statecourt Enterprises, Inc. relating to office and showroom facilities located in New York, New York.

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

10(h) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

10(i) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Martin Brody.

10(j) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Richard Chestnov

10(k) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Albert Safer.

10(l) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

10(m) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Howard Ginsburg (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

10(n) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Allan Ginsburg (incorporated herein by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

10(o) 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).*

10(p) Non-Qualified Stock Option Contract dated December 3,1996 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

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

10(s) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Martin
                           Brody. (incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

10(t) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Richard Chestnov. (incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

10(u) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Albert Safer. (incorporated by reference to Exhibit 10(u) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

10(v) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, for the fiscal year ended June 30, 1998).*

10(w) Purchase and Sale Agreement dated January 11, 1999 between Banner Industries of New York, Inc. and Jaclyn, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, dated January 26, 1999).


21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1995).

27                         Financial Data Schedule.

--------------------
*Management contract or compensatory plan or arrangement


(b)      Reports on Form 8-K.

              No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1999.

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

                                           JACLYN, INC.

                                           By: /s/ Allan Ginsburg
                                               ----------------------------
September 22, 1999                             ALLAN GINSBURG, Chairman
                                                of the Board

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Allan Ginsburg                          Chairman of the Board                           September 22, 1999
----------------------------------          and Director
ALLAN GINSBURG

/s/ Robert Chestnov                         President, Principal                            September 22, 1999
--------------------------------            Executive Officer and
ROBERT CHESTNOV                             Director


 /s/ Anthony Christon                       Chief Financial Officer,                        September 22, 1999
--------------------------------            Principal Financial and
ANTHONY CHRISTON                            Accounting Officer


 /s/ Abe Ginsburg                           Director                                        September 22, 1999
--------------------------------
ABE GINSBURG

/s/ Howard Ginsburg                         Director                                        September 22, 1999
--------------------------------
HOWARD GINSBURG

/s/ Martin Brody                            Director                                        September 22, 1999
--------------------------------
MARTIN BRODY

/s/ Richard Chestnov                        Director                                        September 22, 1999
--------------------------------
RICHARD CHESTNOV

/s/ Al Safer                                Director                                        September 22, 1999
--------------------------------
AL SAFER

                          JACLYN, INC. AND SUBSIDIARIES
                      Consolidated Financial Statements and
                Financial Statement Schedule for the Years Ended
                        June 30, 1999, 1998 and 1997 and

                          Independent Auditors' Report

JACLYN, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                                                    Page
INDEPENDENT AUDITORS' REPORT                                                                         F-1

FINANCIAL STATEMENTS:

         Consolidated Balance Sheets - As of June 30, 1999 and 1998                                  F-2

         Consolidated  Statements  of  Operations - For the years ended June 30,
         1999, 1998 and 1997                                                                         F-3

         Consolidated  Statements  of Cash Flows - For the years  ended June 30,
         1999, 1998 and 1997                                                                       F-4 to 5

         Consolidated  Statements of Changes in  Stockholders'  Equity - For the
         years ended June 30, 1999, 1998 and 1997                                                    F-6

         Notes to Consolidated Financial Statements                                               F-7 to 17

FINANCIAL STATEMENT SCHEDULE:

         Valuation and Qualifying Accounts                                                          F-18

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Jaclyn, Inc.
West New York, New Jersey


We have audited the accompanying consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the consolidated financial statement schedule of Jaclyn Inc. and subsidiaries listed in item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jaclyn, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


Deloitte & Touche, LLP
September 22, 1999
New York, New York

                                             JACLYN, INC. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS
                                                JUNE 30, 1999 AND 1998
==============================================================================================================================
ASSETS                                                                                    1999                   1998
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS                                                       $         1,051,000      $       2,176,000
SECURITIES AVAILABLE FOR SALE (COST: 1999, $1,651,000,
   1998, $2,676,000)                                                                      1,674,000              2,735,000
ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL
    ACCOUNTS: 1999, $415,000, 1998, $483,000                                              9,675,000              5,979,000
INVENTORIES                                                                               6,341,000              8,077,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                   925,000                533,000
DEFERRED INCOME TAXES                                                                     3,212,000              2,050,000
PREPAID AND REFUNDABLE INCOME TAXES                                                           4,000                 82,000
                                                                                -------------------      -----------------
    TOTAL CURRENT ASSETS                                                                 22,882,000             21,632,000
PROPERTY, PLANT AND EQUIPMENT - NET                                                       1,193,000              1,516,000
OTHER ASSETS                                                                              1,520,000              1,424,000
                                                                                -------------------      -----------------
                                                                                $        25,595,000      $      24,572,000
                                                                                ===================      =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
NOTES PAYABLE - BANK                                                            $         1,775,000      $               -
ACCOUNTS PAYABLE                                                                          4,009,000              2,676,000
COMMISSIONS PAYABLE                                                                         160,000                144,000
ACCRUED PAYROLL AND RELATED EXPENSES                                                        368,000                829,000
OTHER CURRENT LIABILITIES                                                                 1,501,000              1,288,000
                                                                                -------------------      -----------------
    TOTAL CURRENT LIABILITIES                                                             7,813,000              4,937,000
                                                                                -------------------      -----------------
GUARANTEED BANK LOAN - ESOP                                                                       -                 56,000
                                                                                -------------------      -----------------
DEFERRED INCOME TAXES                                                                     1,123,000              1,185,000
                                                                                -------------------      -----------------
COMMITMENTS
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, PAR VALUE $1: AUTHORIZED, 1,000,000
   SHARES; ISSUED NONE                                                                            -                      -

COMMON STOCK, PAR VALUE $1: AUTHORIZED, 5,000,000
   SHARES; ISSUED 3,368,733 SHARES                                                        3,369,000              3,369,000
ADDITIONAL PAID-IN CAPITAL                                                               12,117,000             12,117,000
RETAINED EARNINGS                                                                         7,954,000              9,733,000
ACCUMULATED OTHER COMPREHENSIVE INCOME                                                       23,000                 35,000
                                                                                -------------------      -----------------
                                                                                         23,463,000             25,254,000
LESS: TREASURY STOCK AT COST (657,328 SHARES)                                             6,804,000              6,804,000
           GUARANTEED BANK LOAN - ESOP                                                            -                 56,000
                                                                                -------------------      -----------------
    TOTAL STOCKHOLDERS' EQUITY                                                           16,659,000             18,394,000
                                                                                -------------------      -----------------
                                                                                $        25,595,000      $      24,572,000
                                                                                ===================      =================

   The accompanying notes are an integral part of these financial statements.

                                           JACLYN, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     YEARS ENDED JUNE 30, 1999, 1998 AND 1997
============================================================================================================================



                                                                                1999                 1998                 1997
Net sales                                                                 $ 58,766,000           $ 68,263,000          $ 77,156,000
Cost of goods sold                                                          44,873,000             51,401,000            56,825,000
                                                                          ------------           ------------          ------------
Gross profit                                                                13,893,000             16,862,000            20,331,000
                                                                          ------------           ------------          ------------
Shipping, selling and administrative
         expenses                                                           16,073,000             16,870,000            19,206,000
Write off of goodwill                                                        1,124,000                   --                    --
Interest expense                                                                 4,000                182,000               181,000
Interest income                                                                207,000                294,000               277,000
Other income, net                                                              324,000                   --                  10,000
                                                                          ------------           ------------          ------------
(LOSS) EARNINGS  BEFORE INCOME
TAXES                                                                       (2,777,000)               104,000             1,231,000
(BENEFIT) PROVISION FOR INCOME
TAXES                                                                         (998,000)                37,000               468,000
                                                                          ------------           ------------          ------------
NET (LOSS) EARNINGS                                                       $ (1,779,000)          $     67,000          $    763,000
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on securities
arising during period                                                           12,000                  5,000               (11,000)
                                                                          ------------           ------------          ------------
Net comprehensive (loss) earnings                                         $ (1,767,000)          $     72,000          $    752,000
                                                                          ============           ============          ============
NET (LOSS) EARNINGS PER
COMMON SHARE - BASIC AND
DILUTED                                                                   $      (0.66)          $        .02          $        .28
                                                                          ============           ============          ============
Weighted average number of shares
      outstanding - diluted                                                  2,711,000              2,707,000             2,705,000
                                                                          ============           ============          ============


   The accompanying notes are an integral part of these financial statements.

                                              JACLYN, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           YEARS ENDED JUNE 30, 1999, 1998 AND 1997
============================================================================================================================



                                                                                     1999                 1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings                                                               $(1,779,000)       $    67,000        $   763,000
Adjustments  to  reconcile  net  earnings  to net
cash  provided  by  (used  in)
        operating activities:
        Depreciation and amortization                                                 322,000            362,000            316,000
        Deferred income taxes                                                      (1,224,000)          (141,000)            14,000
        Provision for doubtful accounts                                               (78,000)          (143,000)           (38,000)
        Loss (gain) on sale of fixed assets                                          (324,000)             4,000            (10,000)
        Writeoff of goodwill                                                        1,124,000               --                 --
        Amortization of goodwill                                                      118,000            155,000            155,000
Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                                 (3,628,000)         5,648,000         (1,141,000)
        Decrease in inventories                                                     3,260,000          1,985,000          1,010,000
        (Increase) decrease in prepaid expenses and
            other current assets                                                     (392,000)           725,000           (837,000)
       (Increase) decrease in prepaid and refundable
            income taxes                                                               78,000            431,000           (242,000)
       (Increase) decrease in security deposits, other assets
            and non current liabilities                                                (3,000)             5,000              6,000
       Increase (decrease) in accounts payable and
            other current liabilities                                               1,101,000         (5,056,000)        (1,677,000)
                                                                                  -----------        -----------        -----------
Net cash provided by (used in) operating activities                                (1,425,000)         4,042,000         (1,681,000)
                                                                                  -----------        -----------        -----------

                                                   JACLYN, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              YEARS ENDED JUNE 30, 1999, 1998 AND 1997
===================================================================================================================================

                                                                                   1999                1998                1997
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                             (196,000)           (304,000)           (515,000)
    Proceeds from sale of property                                                  521,000              60,000              52,000
    Purchases of securities available for sale                                          --           (1,103,000)           (184,000)
    Proceeds from sales of securities available for sale                          1,061,000           1,980,000             180,000
    Acquisition of certain assets of Banner Industries of
       New York, Inc.                                                            (2,861,000)               --                  --
                                                                                -----------         -----------         -----------
Net cash provided by (used in) investing activities                              (1,475,000)            633,000            (467,000)
                                                                                -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in notes payable - bank                                   1,775,000          (4,163,000)          3,063,000
    Proceeds from issuance of treasury stock                                           --                84,000                --
                                                                                -----------         -----------         -----------
Net cash provided by (used in) financing activities                               1,775,000          (4,079,000)          3,063,000
                                                                                -----------         -----------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                                  (1,125,000)            596,000             915,000
                                                                                -----------         -----------         -----------
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                           2,176,000           1,580,000             665,000
                                                                                -----------         -----------         -----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                               $ 1,051,000         $ 2,176,000         $ 1,580,000
                                                                                -----------         -----------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                                    $     4,000         $   182,000         $   181,000
                                                                                -----------         -----------         -----------
    Income taxes                                                                $   202,000         $   872,000         $   863,000
                                                                                -----------         -----------         -----------
NON-CASH ITEMS:
    Unrealized gain on securities available for sale                            $    23,000         $    35,000         $    30,000
                                                                                -----------         -----------         -----------

    The accompanying notes are an integral part of these financial statements
                                   (Concluded)

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

                                                COMMON STOCK          Additional    Accumulated
                                          -------------------------    Paid-in     Comprehensive     Retained
                                             Shares       Amount       Capital        Income         Earnings
                                          -----------   -----------   -----------   -----------    -----------
BALANCE, JUNE 30, 1996                      3,368,733   $ 3,369,000   $12,117,000   $    41,000    $ 9,026,000
Unrealized gain on securities available
for sale  at July 1, 1996                        --            --            --         (11,000)          --
Net earnings, year ended June 30, 1997           --            --            --            --          763,000
ESOP loan repayment                              --            --            --            --             --
                                          -----------   -----------   -----------   -----------    -----------
BALANCE, JUNE 30, 1997                      3,368,733     3,369,000    12,117,000        30,000      9,789,000
Unrealized loss on securities available
for sale  at July 1, 1997                        --            --            --           5,000           --
Net earnings, year ended June 30, 1998           --            --            --            --           67,000
Issuance of treasury shares                      --            --            --            --         (123,000)
ESOP loan repayment                              --            --            --            --             --
                                          -----------   -----------   -----------   -----------    -----------
BALANCE, JUNE 30, 1998                      3,368,733     3,369,000    12,117,000        35,000      9,733,000
Unrealized loss on securities available
for sale at July 1, 1998                         --            --            --         (12,000)          --
Net loss, year ended June 30, 1999               --            --            --            --       (1,779,000)
ESOP loan repayment                              --            --            --            --             --
                                          -----------   -----------   -----------   -----------    -----------
BALANCE, JUNE 30, 1999                      3,368,733    $3,369,000   $12,117,000   $    23,000    $ 7,954,000
                                          ===========   ===========   ===========   ===========    ===========

                                                TREASURY STOCK           Guaranteed
                                          --------------------------     Bank Loan -
                                             Shares         Amount          ESOP
                                          -----------    -----------    -----------
BALANCE, JUNE 30, 1996                        677,328    $ 7,011,000    $   704,000
Unrealized gain on securities available
for sale  at July 1, 1996                        --             --             --
Net earnings, year ended June 30, 1997           --             --             --
ESOP loan repayment                              --             --         (195,000)
                                          -----------    -----------    -----------
BALANCE, JUNE 30, 1997                        677,328      7,011,000        509,000
Unrealized loss on securities available
for sale  at July 1, 1997                        --             --             --
Net earnings, year ended June 30,1998            --             --             --
1997 1996
Issuance of treasury shares                   (20,000       (207,000)          --
ESOP loan repayment                              --             --         (453,000)
                                          -----------    -----------    -----------
BALANCE, JUNE 30, 1998                        657,328      6,804,000         56,000
Unrealized loss on securities available
for sale at July 1, 1998                         --             --             --
Net loss, year ended June 30,1999                --             --             --
ESOP loan repayment                              --             --          (56,000)
                                          -----------    -----------    -----------
BALANCE, JUNE 30, 1999                        657,328    $ 6,804,000    $      --
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

In January 1999 the Company closed one its unprofitable divisions. An impairment charge of approximately $1.1 million was recognized when future cash flows of the goodwill was determined to be insufficient to recover its carrying value.

Revenue Recognition
Revenue is recognized at the time merchandise is shipped. Sales returns, discounts and allowances are recorded as components of net sales in the period in which the related revenue is recorded.

Recently Issued Accounting Standards
Segment Reporting - In June 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single operating segment -- the manufacture of women's handbag, apparel and related accessories. Revenues from customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three years was as follows:


                                    Year ended June 30,

Product Category            1999           1998           1997
----------------            ----           ----           ----

Handbags                      66%            65%            68%

Women's apparel               34%            35%            32%
                             ---            ---            ---

Total                        100%           100%           100%
                            ----           ----           ----

During the year ended June 30, 1999, 1998 and 1997, revenues derived from sales to one customer were 16%, 15% and 13%, respectively. Sales to a second customer were 11%, 12% and 12%, respectively, and to a third customer were 5%, 10% and 9% respectively.

The Company relies on suppliers to purchase a variety of raw materials. The Company had one supplier who in the aggregate constituted 4% of the Company's purchases for the year ended June 30, 1999.

Comprehensive Income - Effective July 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." This statement established standards for reporting types of income and its components in financial statements.

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the Company for the year ending June 30, 2001, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

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

Net Earnings per Common Share
The Company records Net Earnings per Common Share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Reclassifications
Certain items in prior years have been reclassified for comparative purposes.

NOTE B - INVENTORIES

Inventories consist of the following:


                                                                                               June 30,
                                                                                     1999                    1998
                                        Raw material                          $         3,466,000     $        2,937,000
                                        Work in process                                 1,057,000                835,000
                                        Finished goods                                  1,818,000              4,305,000
                                                                              -------------------     ------------------
                                                                              $         6,341,000     $        8,077,000
                                                                              ===================     ==================

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:


                                                                                               June 30,
                                                                                     1999                    1998
                                      Land                                               $162,000               $182,000
                                      Buildings                                         1,181,000              1,311,000
                                      Machinery and equipment                           1,572,000              1,697,000
                                      Furniture and fixtures                              395,000                394,000
                                      Leasehold improvements                              784,000                722,000
                                      Automobiles and trucks                               95,000                 99,000
                                                                              -------------------     ------------------
                                                                                        4,189,000              4,405,000
                                      Less accumulated
                                      depreciation and amortization                     2,996,000              2,889,000
                                                                              -------------------     ------------------
                                                                                       $1,193,000             $1,516,000
                                                                              ===================     ==================

NOTE D - COMMITMENTS

The Company leases office facilities under non-cancelable leases that expire in various years through the year 2006.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:


                Year Ended                Office and Showroom
                 June 30,                     Facilities

                   2000                    $   373,500

                   2001                        359,500

                   2002                        322,600

                   2003                        214,900

                   2004                        127,200

                After 2004                     174,400

Rental expense, including real estate taxes, for all operating leases, totaled $481,000, $634,000, and $683,000 for 1999, 1998 and 1997, respectively.

NOTE E - CREDIT FACILITIES

The Company has a line of credit with a bank for short-term loans, letters of credit and bankers acceptances amounting to $23,000,000. At June 30, 1999 and 1998, the Company was contingently obligated on open letters of credit for approximately $ 7,483,000 and $ 3,257,000 respectively. The Company can borrow up to $13,000,000 with the Company's inventory and accounts receivable pledged to the bank as collateral, provided it maintains a minimum quick ratio requirement of 1 to 1, and a minimum tangible net worth of $14,000,000. Borrowing on the short-term line of credit was $ 1,775,000 and $ -0- as of June 30, 1999 and 1998, respectively. There was no borrowing on the bankers acceptance line as of June 30, 1999 and 1998. Borrowing during the year were at the bank's prime rate or below (LIBOR) at the option of the Company. The bank's prime rate at June 30, 1999 was 7.75%. During fiscal 1999, the average amount outstanding under the short-term line was $115,000 with a weighted average interest rate of 8.0%. During 1998, the average amount outstanding under the short-term line was $2,569,000 with a weighted average interest rate of 7.3%. The maximum amount outstanding during fiscal 1999 and fiscal 1998 was $2,270,000 and $9,130,000, respectively.

NOTE F - STOCK OPTIONS

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

Statement of Financial Accounting Standards No. 123, "Accounting Stock-Based Compensation" (SFAS 123) was effective for the Company for fiscal 1998. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. In accordance with APB No. 25, no compensation cost has been recognized in the Consolidated Statements of Operations for the Company's stock option plans. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net (loss) earnings would have been ($1,819,000), $43,000 and $739,000 for 1999 and 1998, and 1997, or
($.67) and $.02 and $.26 per share, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1997.

Stock option transactions are summarized below:

                                               1999                           1998                           1997

                                                     Weighted                        Weighted                       Weighted
                                                      Average                         Average                        Average
                                                     Exercise                        Exercise                       Exercise
                                      Shares           Price         Shares            Price         Shares           Price

Outstanding -
beginning of year                    267,045 $          9.35        270,817  $          9.33        133,168 $         11.85

Granted                              150,000            2.35              -                -        159,000            4.29
Exercised                                  -               -              -                -         (6,739)           9.18
Forfeited                            (77,384)          10.61         (3,772)            8.58        (14,612)          10.62
                              -------------- ---------------  -------------  --------------- -------------- ---------------
Outstanding - end of
year                                 339,661 $          5.86        267,045  $          9.35       270,817  $          9.33
                              ============== =============== ==============  =============== ============== ===============
Exercisable - end of
year                                 339,661 $          5.86        267,045  $          9.35        117,817 $         11.96
Weighted-average
fair value of options
granted during the
year                                         $          1.66                 $             -                $          2.41

The following table summarizes information about stock options outstanding at June 30, 1999:


                             Options Outstanding                                             Option Exercisable
------------------------------------------------------------------------------    -----------------------------------------
                                          Weighted-
                       Number              Average                                      Number
   Range of         Outstanding           Remaining            Weighted               Exercisable           Weighted
   Exercise         at June 30,          Contractual            Average               at June 30,            Average
    Prices              1999             Life (Yrs)         Exercise Price               1999            Exercise Price
------------------------------------------------------------------------------    -----------------------------------------
$2 1/4-$5 1/4           339,661             5.60                 $4.13                339,661                 $4.13
------------------------------------------------------------------------------    -----------------------------------------

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 1999 and 1997: risk-free interest rate of 5.5% and 6.43%, expected life of 5 to 10 years; expected volatility of 55.10% and 36.37%; dividend yield of 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.



NOTE G - PREFERRED STOCK

The Board of Directors of the Company has authority (without action by the stockholders) to issue the authorized and unissued preferred stock in one or more series and, within certain limitations, to determine the voting rights, preference as to dividends and in liquidation, conversion and other rights of each such series. No shares of preferred stock have been issued.


NOTE H - INCOME TAXES

The components of the Company's tax (benefit) provision for each of the three years ended June 30, follow:

                                                                           June 30,
                                                      1999                    1998                   1997
Current:
    Federal                                          $           -                ($9,000)              ($6,000)
    State and Local                                          7,000                 17,000                90,000
    Foreign                                                219,000                170,000               370,000
                                               -------------------      -----------------      ----------------
                                                           226,000                178,000               454,000
Deferred:
    Federal and State                                  (1,224,000)              (141,000)                14,000
                                               -------------------      -----------------      ----------------
Provision (benefit)                                     ($998,000)                $37,000              $468,000
                                               ===================      =================      ================

A reconciliation between the provision for income taxes computed by applying the federal statutory rate to income before income taxes and the actual provision for income taxes is as follows:

=================================================================  ================    ===============    =================
June 30,                                                                 1999               1998                1997
=================================================================  ================    ===============    =================
(Benefit) provision for income taxes at statutory rate                        (34.0)%             34.0%                34.0%

State and local income taxes net of federal tax benefit                        (5.2)               5.0                  7.4

Tax exempt interest                                                             2.2               (2.0)                (1.4)

Other                                                                           1.0                1.4                 (2.0)
                                                                    ---------------    ---------------    -----------------
Effective tax rate %                                                          (36.0)%             35.6%                38.0%
                                                                    ===============    ===============    =================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of June 30, 1999 and 1998 are as follows:

=============================      ==========================================       ==========================================
June 30,                                              1999                                             1998
=============================      ==========================================       ==========================================
                                               Assets             Liabilities                   Assets             Liabilities
Depreciation
and amortization                                 -                   $818,000                     -                   $852,000

Leases                                           -                    155,000                     -                    169,000

Foreign taxes                                  73,000                    -                        -                    140,000

Inventory                                     549,000                    -                     628,000                    -

Bad debt, sales
allowances and
other reserves                                407,000                    -                     566,000                    -

NOL and tax credit
carryforwards
                                            1,407,000                    -                     518,000                    -
Other                                         776,000                 150,000                  338,000                  24,000
                                   ------------------       -----------------       ------------------       -----------------
                                           $3,212,000              $1,123,000               $2,050,000              $1,185,000
                                   ==================       =================       ==================       =================

NOTE I - EMPLOYEE'S BENEFIT PLANS

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

Fiscal Year Ended June 30,                                            1999               1998               1997

CHANGE IN BENEFIT OBLIGATION:
   Net benefit obligation at beginning of year                $         2,872,000 $        2,640,000 $        2,556,000
   Service cost                                                           166,000            194,000            214,000
   Interest cost                                                          195,000            176,000            164,000
   Plan participants' contributions                                             -                  -                  -
   Actuarial (gain) loss                                                  194,000             65,000          (132,000)
   Gross benefits paid                                                  (335,000)          (203,000)          (162,000)
                                                              ------------------- ------------------ ------------------
   Net benefit obligation at end of year                      $         3,092,000 $        2,872,000 $        2,640,000
                                                              =================== ================== ==================

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year             $         2,383,000 $        2,423,000 $        2,142,000
   Employer contributions                                                 761,000                  -            300,000
   Plan participants' contributions                                             -                  -                  -
   Gross benefits paid                                                  (335,000)          (203,000)          (162,000)
   Actual return on plan assets                                            59,000            163,000            143,000
                                                              ------------------- ------------------ ------------------
   Fair value of plan assets at end of year                             2,868,000          2,383,000          2,423,000
                                                              =================== ================== ==================
   Funded status at end of year                                         (224,000)          (489,000)          (217,000)
   Unrecognized net actuarial loss                                        826,000            555,000            530,000
   Unrecognized transition amount                                       (204,000)          (243,000)          (282,000)
   Unrecognized prior service cost                                          3,000              4,000              5,000
                                                              ------------------- ------------------ ------------------
   Prepaid (accrued) benefit costs                            $           401,000 $        (173,000) $           36,000
                                                              =================== ================== ==================

Pension expenses includes the following components:

Fiscal Year Ended June 30,                                                    1999             1998            1997
COMPONENTS OF NET PERIODIC BENEFIT COST:
   Service cost                                                         $        166,000 $       194,000  $       214,000
   Interest cost                                                                 195,000         176,000          164,000
   Expected return on assets                                                   (169,000)       (145,000)        (138,000)
   Amortization of prior service cost                                              1,000           1,000            1,000
   Amortization of transition (assets)                                          (39,000)        (39,000)         (39,000)
   Amortization of actuarial loss                                                 32,000          23,000           22,000
                                                                        ---------------- ---------------  ---------------
   Net periodic benefit cost                                            $        186,000 $       210,000  $       224,000
                                                                        ================ ===============  ===============

Assumptions used in determining the net pension charges were:
  June 30,                                                       1999             1998              1997
                                                             ------------    ---------------   ---------------
        Discount rates                                           6.75%            6.75%            7.00%

        Rates of increase in compensation levels                 3.00%            3.00%            4.00%

        Expected long-term rate of return on assets              6.50%            6.25%            6.25%

The Company maintains a non-contributory Employee Stock Ownership Plan (the "ESOP") and Trust, for its employees who are not covered by a collective bargaining agreement.

On February 15, 1994, the ESOP authorized the Trust to borrow $1,150,000 from a bank, which loan is guaranteed by the Company. The debt bears interest at the prime rate and is payable in a minimum of ten annual installments. As of June 30, 1999, the guaranteed ESOP bank loan had been completely paid.

Contributions to the ESOP are at the discretion of the Company's Board of Directors. ESOP expense was approximately $56,000 and $250,000 for the years ended June 30,1999 and June 30, 1998, which includes $ 54,000 and $211,000 of compensation expense and $2,000 and $39,000 of interest expense, respectively. Compensation expense related to the plan is based upon the number of shares allocated to participants in the current year.

Vesting occurs after five years of service. However, if the ESOP is deemed "top-heavy", vesting will occur at the rate of 20% per year after the completion of the second year of service.


NOTE J - RECENT ACQUISITION

On January 11, 1999, the Company completed the acquisition of certain assets of Banner Industries of New York, Inc., which manufactures and distributes its women's apparel to catalog companies. The Company paid approximately $2.9 million for certain inventory, fixed assets and goodwill. The Company recorded $1,300,000 of goodwill which is being amortized over 15 years.

NOTE K - NET EARNINGS PER SHARE

The Company's calculation of Basic and Diluted Net (Loss) Earnings Per Share are as follows (in thousands, except per share amounts) :


                                                                                   Year Ended June 30,
                                                                     1999                1998                  1997
Basic Net Earnings Per Share:
----------------------------
Net (Loss) Earnings                                            $         (1,779)    $            67     $              763
                                                               -----------------    ---------------     ------------------
Basic Weighted Average Shares Outstanding                                  2,711              2,701                  2,691
                                                               -----------------    ---------------     ------------------
Basic Net (Loss) Earnings Per Common Share                                ($.66)               $.02                   $.28
                                                               -----------------    ---------------     ------------------

Diluted Net Earnings Per Share:
------------------------------
Net (Loss) Earnings                                            $         (1,779)    $            67     $              763
                                                               -----------------    ---------------  -- ------------------
Basic Weighted Average Shares Outstanding                                  2,711              2,701                  2,691

Add: Dilutive Options                                                        (a)                  6                     14
                                                               -----------------    ---------------     ------------------
Diluted Weighted Average Shares Outstanding                                2,711              2,707                  2,705
                                                               -----------------    ---------------     ------------------
Diluted Net (Loss) Earnings Per Common Share                              ($.66)               $.02                   $.28
                                                               -----------------    ---------------     ------------------

Options to purchase 180, 89, and 92 common shares were outstanding as of June 30, 1999, 1998, and 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeds the average market price and would have been anti-dilutive.

(a) Options are not considered part of the diluted weighted average share calculation where there is a loss for the period, since they would be anti-dilutive.

NOTE L - UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data, in thousands of dollars except for per share amounts, for the fiscal years ended June 30, 1999 and 1998, are as follows:

                                                                      Three Months Ended
                                  -------------------------------------------------------------------------------------------
                                          June 30,             March 31,               December 31,             September 30,
                                            1999                 1999                      1998                      1998
Net sales                                 $17,732               $12,255                  $13,134                   $15,645
Gross profit                               $4,017                $2,660                   $2,944                    $4,272
Net earnings (loss)                           $30              ($1,458)                   ($434)                       $83
Net earnings (loss) per
common share  - basic
and diluted                                  $.01                ($.54)                   ($.16)                      $.03

                                                                      Three Months Ended
                                  -------------------------------------------------------------------------------------------
                                         June 30,              March 31,               December 31,             September 30,
                                          1998                   1998                     1997                      1997
Net sales                                $13,565                $13,999                  $21,369                   $19,330
Gross profit                              $3,474                 $3,060                   $5,472                    $4,856
Net (loss) earnings                       ($394)                    $25                     $147                      $289
Net (loss) earnings per
common share - basic
and diluted                               ($.15)                   $.01                       $.06                       $.10

JACLYN, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
---------------------------------------------------------------------------

                                     Column A                    Column C                              Column D            Column E

                                                                Additions
                                                 ----------------------------------------
                                                      (Credited)             Charged
                                Balance at            Charged to                to                                    Balance at
                                beginning             costs and              accounts            Deductions             end of
Description                     of period              expenses                (1)                  (2)                 period

Year ended June
30, 1999                             $483,000               ($78,000)             $10,000                  - 0-            $415,000
                             ----------------    --------------------    ----------------    ------------------    ----------------
Year ended June
30, 1998                             $724,000              ($143,000)              $1,000               $99,000            $483,000
                             ----------------    --------------------    ----------------    ------------------    ----------------
Year ended June                      $760,000               ($38,000)              $8,000                $6,000            $724,000
30, 1997
                             ----------------    --------------------    ----------------    ------------------    ----------------

(1) Collection of amounts previously written off.
(2) Doubtful accounts written off.

      ====================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------






                                    EXHIBITS
                                       to
                           ANNUAL REPORT ON FORM 10-K
                               FOR THE FISCAL YEAR
                               ENDED JUNE 30, 1999






                    ----------------------------------------




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

10(b)                    Lease  dated  January 27, 1999 with Ruth R. Abrams LLC,
                         Rosalie  Abrams Katz,  First Half Realty Co.,  Inc. and
                         Second Half Realty Co., Inc. relating to office and showroom facilities located in New York, New York.

10(c)                    Lease   dated   October   14,   1998  with   Statecourt
                         Enterprises,  Inc.  relating  to  office  and  showroom
                         facilities located in New York, New York.

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

                         Registrant's Annual Report on Form 10K, file number 1-5863, for the fiscal year ended June 30, 1996).

10(h) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

10(i) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Martin Brody.

10(j) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Richard Chestnov

10(k) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Albert Safer.

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

10(o) 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).*

10(p) Non-Qualified Stock Option Contract dated December 3,1996 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

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

10(s) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Martin Brody. (incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

10(t) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Richard Chestnov. (incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

10(u) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Albert Safer. (incorporated by reference to Exhibit 10(u) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

10(v) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, for the fiscal year ended June 30, 1998).*

10(w) Purchase and Sale Agreement dated January 11, 1999 between Banner Industries of New York, Inc. and Jaclyn, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, dated January 26, 1999).

21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1995).

27                       Financial Data Schedule.

--------------------
*Management contract or compensatory plan or arrangement