Form 10-Q
period 1999-09-30
JACLYN INC
filed 1999-11-15
CIK 52969

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999
                                    ------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to _________

     Commission File Number 1-5863
                            ------

                                  JACLYN,INC.
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)


              Delaware                                   22-1432053
   ---------------------------------                  ----------------
    (State or other jurisdiction of                   (I.R.S.Employer
     incorporation or organization)                   Identification No.)


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



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class                              Outstanding at November 1, 1999
---------------------                     -------------------------------
Common Stock, par value $1 per share                             2,711,391

                         JACLYN, INC. AND SUBSIDIARIES

                                     INDEX




                                                                                          Page No.
                                                                                          --------
Part I.  Financial Information:



Item 1
     Condensed Consolidated Balance Sheets -
          September 30, 1999 (unaudited) and June 30, 1999 (derived from audited financial
          statements)                                                                         3

     Condensed Consolidated Statements of Earnings -
          Three Months Ended September 30, 1999 and 1998 (unaudited)                          4

     Condensed Consolidated Statements of Cash Flows - Three Months
          Ended September 30, 1999 and 1998 (unaudited)                                       5

     Notes to Condensed Consolidated Financial Statements                                     6


Item 2
     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                 8

Item 3
     Quantitative and Qualitative Disclosures about Market Risk                               10

Part II.  Other Information:

Item 6
     Exhibits and reports on Form 8-K                                                         11

     Signatures                                                                               11


                         PART 1.  FINANCIAL INFORMATION
                         JACLYN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                September 30,    June 30,

                                                    1999           1999

                                                 (Unaudited)    (See below)
                                               ---------------------------
                                    ASSETS
CURRENT ASSETS:

Cash and cash equivalents                           $     374   $    1,051

Securities available for sale                           1,670        1,674

Accounts receivable, net                                9,057        9,675

Inventory                                               6,587        6,341

Prepaid expenses and other assets                       3,689        4,141
                                                    ---------   ----------

TOTAL CURRENT ASSETS                                   21,377       22,882
                                                    ---------   ----------

PROPERTY, PLANT AND EQUIPMENT, net                      1,126        1,193

OTHER ASSETS                                            1,478        1,520
                                                    ---------   ----------
     TOTAL ASSETS                                   $  23,981   $   25,595
                                                    =========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Notes payable - bank                          $   1,595   $    1,775

      Accounts payable                                  2,770        4,009

      Other current liabilities                         1,747        2,029
                                                    ---------   ----------
TOTAL CURRENT LIABILITIES                               6,112        7,813
                                                    ---------   ----------
DEFERRED INCOME TAXES                                   1,123        1,123

COMMITMENTS

STOCKHOLDERS' EQUITY:

      Common stock                                      3,369        3,369

      Additional paid-in capital                       12,117       12,117

      Retained earnings                                 8,041        7,954

      Accumulated other comprehensive income               23           23
                                                    ---------   ----------

                                                       23,550       23,463

      Less:  Common shares in treasury at cost          6,804        6,804
                                                    ---------   ----------

TOTAL STOCKHOLDERS' EQUITY                             16,746       16,659
                                                    ---------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $23,981   $   25,595
                                                    =========   ==========


 The June 30, 1999 Balance Sheet is derived from audited financial statements.
           See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
               (Dollars in Thousands, Except Per Share Amounts)


                                                       Three Months Ended

                                                          September 30,

                                                        1999        1998
                                                     ----------  ----------
Net sales                                            $   15,472  $   15,645

Cost of goods sold                                       11,240      11,373
                                                     ----------  ----------

Gross profit                                              4,232       4,272
                                                     ----------  ----------

Shipping, selling and administrative expenses             4,081       4,176

Interest expense                                             38           1

Interest income                                              23          35
                                                     ----------  ----------

                                                          4,096       4,142
                                                     ----------  ----------

Earnings before income taxes                                136         130

Provision for income taxes                                   49          47
                                                    -----------  ----------
Net earnings                                         $       87  $       83
                                                    ===========  ==========
Net earnings per common share - basic and diluted          $.03        $.03
                                                    ===========  ==========
Weighted average number of shares outstanding         2,728,846   2,703,485
                                                    ===========  ==========


See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                                  1999      1998
                                                                                --------  --------
Cash Flows From Operating Activities:
Net Earnings                                                                     $    87   $    83
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization                                                        101       119
Deferred income tax                                                                             (1)
Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                                        618    (4,380)
   (Increase) decrease in inventories                                               (246)    2,463
   Decrease in prepaid expenses and other current assets                             462       238
   (Increase) decrease in prepaid and refundable income taxes                         (6)       59
   (Increase) in security deposits, other assets and non current liabilities          (1)       (1)
   Decrease in accounts payable and other current liabilities                     (1,502)   (1,056)
                                                                               -------------------

 Net cash used in operating activities                                              (487)   (2,476)
                                                                               -------------------

Cash Flows From Investing Activities:
   Purchase of property and equipment                                                (10)      (67)
   Proceeds from sale of property                                                      -        19
   Maturities of  marketable securities - at cost - available for sale                 -       555
                                                                               -------------------

Net cash (used in) provided by investing activities                                  (10)      507
                                                                               -------------------

Cash Flows From Financing Activities:
   (Decrease) increase in loans payable - bank                                      (180)    2,270
                                                                               -------------------
Net cash (used in) provided by financing activities                                 (180)    2,270
                                                                               -------------------
Net (Decrease) Increase in Cash and Cash Equivalents                                (677)      301
Cash and Cash Equivalents, beginning of period                                     1,051     2,176
                                                                               -------------------
Cash and Cash Equivalents, end of period                                         $   374   $ 2,477
                                                                               -------------------

Supplemental Information:
Interest paid                                                                    $    26    $    1
                                                                               -------------------
Taxes paid                                                                       $     2    $    5
                                                                               -------------------



See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated balance sheet as of September 30, 1999 and the condensed consolidated statements of earnings and cash flows for the three month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders. The results of operations for the period ended September 30, 1999 are not necessarily indicative of operating results for the full fiscal year.


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


3. The Company's schedule of Net Comprehensive Income are as follows (in thousands):

                                                                           Three Months
                                                                               Ended
                                                                           September 30,

                                                                          1999      1998
                                                                         -------  --------

Net earnings                                                               $  87    $  83

Other comprehensive income, net of tax:
   Unrealized holding (loss) gain on securities arising during period          -    $  (1)
                                                                       ==================
Net comprehensive income                                                   $  87    $  82
                                                                       ==================

  4. The Company's calculation of Basic and Diluted Net (Loss) Earnings Per Common Share are as follows (in thousands, except per share amounts) :

                                                                      Quarter Ended September 30,
                                                                            1999         1998
Basic Net Income Per Common Share:
---------------------------------------------
Net Earnings                                                          $       87   $       83
                                                                     ___________  ____________
Basic Weighted Average Shares Outstanding                              2,711,391    2,703,485
                                                                     -----------  ------------
Basic Net Income Per Common Share                                     $      .03   $      .03
                                                                     -----------  ------------

Diluted Net Earnings Per Common Share:
---------------------------------------------
Net Earnings                                                          $       87   $       83
                                                                     -----------  -------------
Basic Weighted Average Shares Outstanding                              2,711,391    2,703,485

Add: Dilutive Options                                                     17,455            -
                                                                     ___________  _____________

                                                                     ___________   ___________
Diluted Weighted Average Shares Outstanding                            2,728,846    2,703,485
                                                                     ___________   ___________
Diluted Net Earnings Per Common Share                                 $      .03   $      .03
                                                                     -----------   -----------


  5. Inventories consist of the following components:

                                                                   September 30,  June 30, 1999
                                                                        1999           1999
Raw materials                                                      $  2,572,000    $  3,466,000

Work in process                                                       1,397,000       1,057,000

Finished goods                                                        2,618,000       1,818,000
                                                                   ------------    --------------
                                                                     $6,587,000      $6,341,000
                                                                   -------------   --------------



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                      FINANCIAL CONDITION AND RESULTS OF

                                  OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased during the three-month period ended September 30, 1999 to $374,000 from $1,051,000 at June 30, 1999. Net cash was used for operating activities mostly to pay down accounts payable and other current liabilities of $1,502,000 and an increase in inventories of $246,000, offset in part by a decrease in prepaid expenses and other current assets totaling $462,000. In addition, net cash totaling $180,000 was used for financing activities to pay bank borrowing.

During fiscal 1999, the Company completed the renewal of a $23,000,000 line of credit with a bank for short-term loans, letters of credit and banker's acceptances which extends through June 30, 2000. Changes from the previous bank line of credit include, among other things, an increase in loan availability from $10,000,000 to $13,000,000 with the Company's inventory and accounts receivable pledged to the bank as collateral, a minimum quick ratio requirement of 1 to 1, and the maintenance of a minimum tangible net worth of $14,000,000.

The Company believes that funds provided by operations, existing working capital and the Company's current bank line of credit will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.




RESULTS OF OPERATIONS

Net sales were $15,472,000 during the three-month period ended September 30, 1999 compared to $15,645,000 in the three-month period ended September 30, 1998. The decrease in sales was primarily due to the elimination of three divisions (in fiscal 1999) which had limited growth potential, offset, in part, by sales from the newly acquired women's apparel company that targets its sales to customers selling through catalogues and over the internet, as well as increased sales of licensed handbags.

The gross profit percentage was slightly higher at 27.4% this quarter as compared to 27.3% in last year's same quarter due to higher margins primarily in the children's division.

Shipping, selling and administrative expenses decreased both in dollar terms and as a percentage of net sales, mainly due to lower volume related expenses.

Interest expense of $38,000 in the first quarter of fiscal 1999 compares with $1,000 in the prior comparable period as a result of higher bank borrowing used to fund much higher levels of raw materials and work in process inventory this period versus last year's same period in order to provide for the current increased backlog of customer orders. Other income was lower by $12,000 in the first quarter of the current fiscal year compared to the fiscal 1999 first quarter due to the utilization of investment funds for current working capital needs.

Earnings before income taxes this three-month period as compared to the equivalent period of fiscal 1998 were slightly higher due primarily to lower shipping, selling and administrative expenses. Net earnings for the quarter ended September 30, 1999 of $88,000 compared to net earnings for the same period last year of $83,000.



YEAR 2000 COMPLIANCE

Last year, the Company completed its assessment of the changes that are needed to make its critical and other data processing systems Year 2000 compliant. These changes included a combination of software modifications, upgrades and hardware changes. The Company has substantially completed the conversion of all mission critical data processing systems and will continue to test its systems through the end of 1999 in order to minimize the risks associated with Year 2000 systems changes.

Existing data processing personnel are being utilized to implement Year 2000 changes. To date, total incremental costs incurred have been approximately $25,000, with total aggregate costs to become Year 2000 compliant not expected to exceed this amount.

Most of the Company's major customers have already indicated that they are or will be Year 2000 compliant by the end of calendar year 1999. The Company is not computer interdependent with its significant suppliers and, accordingly, does not believe that the failure of suppliers to be Year 2000 compliant will pose any significant risk to the Company's business operation. In any event, the Company presently has and expects it will have alternative sources of supply if existing vendors are unable to supply the Company if they are not Year 2000 compliant.

The foregoing constitute forward looking statements based upon management's best estimates concerning future events. Actual results could differ as a result of a number of factors, including future costs of Year 2000 compliance, success of testing, successful completion by third parties with their respective Year 2000 compliance programs, and similar uncertainties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

There have been no material changes in the information set forth under the caption "Item 7A-Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


a)  Exhibit 27. Financial Data Schedule.

2)  Reports on Form 8-K. The registrant did not file any reports on Form 8-K
--
    during the three months ended September 30, 1999.


                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JACLYN, INC.
                                      -------------------------
                                      (Registrant)


November 12, 1999                     /s/Allan Ginsburg
-----------------                     ----------------------------
                                      Allan Ginsburg

                                      Chairman of the Board


November 12, 1999                     /s/ Anthony Christon
-----------------                     ------------------------
                                      Anthony Christon
                                      Vice President
                                      Chief Financial Officer





                                 EXHIBIT INDEX
                                 -------------



Exhibit No.           Description                       Page No.
-----------           -----------                       --------

    27           Financial Data Schedule                13