Form 10-Q
period 1999-12-31
JACLYN INC
filed 2000-02-14
CIK 52969

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December, 31 1999
                                        -----------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------    --------

                          Commission File Number 1-5863
                                                -------

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

                                 (201) 868-9400
                  ---------------------------------------------
              (Registrant's telephone number, including area code)


                                      NONE
       ------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at February 1, 2000
------------------------------------         -------------------------------
Common Stock, par value $1 per share                    2,711,391

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                           Page No.
                                                                                                                           --------
Part I.  Financial Information:


Item 1
         Condensed Consolidated Balance Sheets -
                  December, 31 1999 (unaudited) and June 30, 1999 (derived from audited financial
                  statements)                                                                                                     3


         Condensed Consolidated Statements of Operations -
                  Three Months and Six Months Ended December, 31 1999 and 1998 (unaudited)                                        4


         Condensed Consolidated Statements of Cash Flows -Six Months Ended December, 31 1999
                  and 1998 (unaudited)                                                                                            5


         Notes to Condensed Consolidated Financial Statements                                                                     6


Item 2
         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                                             9


Item 3
         Quantitative and Qualitative Disclosures about Market Risk                                                              12


Item 4
         Submission of Matters to a Vote of Stockholders                                                                         12


Part II.  Other Information:



Item 6
         Exhibits and reports on Form 8-K                                                                                        13


         Signatures                                                                                                              13

                          PART 1. FINANCIAL INFORMATION
                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                       December, 31             June 30,
                                                                                           1999                   1999
                                                                                       (Unaudited)             (See below)
                                                                                     ----------------       -----------------
                                                           ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                                            $          1,352       $           1,051

Securities available for sale                                                                   1,674                   1,674

Accounts receivable, net                                                                        6,771                   9,675

Inventory                                                                                       5,891                   6,341

Prepaid expenses and other assets                                                               3,821                   4,141
                                                                                     ----------------       -----------------
TOTAL CURRENT ASSETS                                                                           19,509                  22,882
                                                                                     ----------------       -----------------
PROPERTY, PLANT AND EQUIPMENT, net                                                              1,129                   1,193

OTHER ASSETS                                                                                    1,473                   1,520
                                                                                     ----------------       -----------------
     TOTAL ASSETS                                                                    $         22,111       $          25,595
                                                                                     ================       =================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Notes payable - bank                                                           $             95       $           1,775

      Accounts payable                                                                          1,879                   4,009

      Other current liabilities                                                                 2,166                   2,029
                                                                                     ----------------       -----------------
TOTAL CURRENT LIABILITIES                                                                       4,140                   7,813
                                                                                     ----------------       -----------------
DEFERRED INCOME TAXES                                                                           1,123                   1,123

COMMITMENTS

STOCKHOLDERS' EQUITY:

      Common stock                                                                              3,369                   3,369

      Additional paid-in capital                                                               12,117                  12,117

      Retained earnings                                                                         8,143                   7,954

      Accumulated other comprehensive income                                                       23                      23
                                                                                     ----------------       -----------------
                                                                                               23,652                  23,463

      Less:  Common shares in treasury at cost                                                  6,804                   6,804
                                                                                     ----------------       -----------------
TOTAL STOCKHOLDERS' EQUITY                                                                     16,848                  16,659
                                                                                     ----------------       -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  STOCKHOLDERS'EQUITY EQUIT EQUITY         $         22,111       $          25,595
                                                                                     ================       =================

The June 30, 1999 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)

                                                                    Three Months Ended                       Six Months Ended

                                                                        December 31,                            December 31,

                                                                   1999                1998               1999               1998
                                                                   ----                ----               ----               ----

Net sales                                               $        18,514    $         13,134    $        33,987    $        28,779

Cost of goods sold                                               13,864              10,190             25,104             21,563
                                                        ---------------    ----------------    ---------------    ---------------
Gross profit                                                      4,650               2,944              8,883              7,216
                                                        ---------------    ----------------    ---------------    ---------------


Shipping, selling and administrative expenses                     4,442               3,672              8,523              7,849

Interest expense                                                     81                   2                120                  3

Other income                                                         33                  52                 56                 88
                                                        ---------------    ----------------    ---------------    ---------------
                                                                  4,490               3,622              8,587              7,764
                                                        ---------------    ----------------    ---------------    ---------------
Earnings (loss) before income taxes                                 160               (678)                296              (548)

Provision (benefit) for income taxes                                 58               (244)                107              (197)
                                                        ---------------    ----------------    ---------------    ---------------
Net earnings (loss)                                     $           102    $          (434)    $           189    $         (351)
                                                        ===============    ================    ===============    ===============

Net earnings (loss) per common share - basic
  and diluted                                           $           .04    $          (.16)    $           .07    $         (.13)
                                                        ===============    ================    ===============    ===============
Weighted average number of shares outstanding                 2,711,391           2,711,405          2,711,391          2,711,405
                                                        ===============    ================    ===============    ===============

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                                      Six Months Ended
                                                                                                        December, 31
                                                                                                  1999                 1998
                                                                                                  ----                 ----
   Cash Flows From Operating Activities:

   Net earnings (loss)                                                                      $             189     $        (351)

   Adjustments to reconcile net earnings (loss) to net cash used in operating activities:

   Depreciation and amortization                                                                          155                155

   Deferred income tax                                                                                      -                  2

   Changes in assets and liabilities:

      Decrease in accounts receivable                                                                   2,904                155

      Decrease in inventories                                                                             450              4,448

      Decrease in prepaid expenses and other current assets                                               349                267

      Increase in prepaid and refundable income taxes                                                    (29)                  -

      (Increase) decrease in security deposits, other assets and non current liabilities                  (1)                 77

      Decrease in accounts payable and other current liabilities                                      (1,993)            (2,449)
                                                                                            -----------------     --------------
   Net cash provided by operating activities                                                            2,024              2,304
                                                                                            -----------------     --------------


   Cash Flows From Investing Activities:

      Purchase of property and equipment                                                                 (43)              (203)

      Proceeds from sale of property                                                                        -                139

      Maturities of  marketable securities - at cost - available for sale                                   -              1,031
                                                                                            -----------------     --------------
   Net cash (used in) provided by investing activities                                                   (43)                967
                                                                                            -----------------     --------------


   Cash Flows From Financing Activities:


      Decrease in loans payable - bank                                                                (1,680)                  -
                                                                                            -----------------     --------------
   Net cash used in financing activities                                                              (1,680)                  -
                                                                                            -----------------     --------------
   Net Increase in Cash and Cash Equivalents                                                              301              3,271

   Cash and Cash Equivalents, beginning of period                                                       1,051              2,176
                                                                                            -----------------     --------------
   Cash and Cash Equivalents, end of period                                                 $           1,352     $        5,447
                                                                                            -----------------     --------------
   Supplemental Information:

   Interest paid                                                                            $              61     $            2
                                                                                            -----------------     --------------
   Taxes paid                                                                               $             133     $            8
                                                                                            -----------------     --------------

   See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated balance sheet as of December 31, 1999 and the condensed consolidated statements of operations or the three and six month periods ended December 31, 1999 and 1998, and the condensed consolidated statement of cash flows for the six month periods ended December 31, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders. The results of operations for the period ended December 31, 1999 are not necessarily indicative of operating results for the full fiscal year.

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

3. The Company's schedule of Net Comprehensive Income are as follows (in thousands):

                                                               Three Months Ended                     Six Months Ended

                                                                  December 31,                           December 31,

                                                            1999                 1998              1999              1998
                                                            ----                 ----              ----              ----

Net earnings (loss) from operations                  $               102   $          (434)   $           189   $         (351)

Other comprehensive income, net of tax:

Unrealized holding gain on securities arising
 during period                                                         -                  1                 -                 -
                                                     -------------------   ----------------   ---------------   ---------------
Net comprehensive earnings (loss)                    $               102   $          (433)   $           189   $         (351)
                                                     ===================   ================   ===============   ===============

4. The Company's calculation of Basic and Diluted Net Earnings (Loss) Per Common Share are as follows (in thousands, except per share amounts) :


                                                           Three Months Ended                        Six Months Ended

                                                              December 31,                              December 31,

                                                       1999                 1998                1999                  1998
                                                       ----                 ----                ----                  ----
   Basic Net Earnings (Loss) Per Share:
   ------------------------------------

   Net Earnings (Loss)                          $               102  $            (434)   $             189   $              (351)
                                                -------------------  ------------------   -----------------   --------------------
   Basic Weighted Average Shares Outstanding              2,711,391           2,711,405           2,711,391              2,711,405
                                                -------------------  ------------------   -----------------   --------------------

   Basic Net Earnings (Loss) Per

   Common Share                                             $   .04            $  (.16)             $   .07               $  (.13)
                                                -------------------  ------------------   -----------------   --------------------

   Diluted Net Earnings (Loss) Per
   -------------------------------

   Common Share:
   --------------

   Net Earnings (Loss)                          $               102  $            (434)   $             189   $              (351)
                                                -------------------  ------------------   -----------------   --------------------
   Basic Weighted Average Shares Outstanding              2,711,391           2,711,405           2,711,391              2,711,405

   Add: Dilutive Options                                     17,455                   -              17,455                      -
                                                -------------------  ------------------   -----------------   --------------------
   Diluted Weighted Average Shares Outstanding            2,728,846           2,711,405           2,728,846              2,711,405
                                                -------------------  ------------------   -----------------   --------------------
   Diluted Net Earnings (Loss) Per

   Common Share                                 $               .04  $            (.16)   $             .07   $              (.13)
                                                -------------------  ------------------   -----------------   --------------------

5.   Inventories consist of the following components:

                                                                                      December 31,                  June 30,

                                                                                          1999                        1999

                Raw materials                                                    $             2,497,000     $           3,466,000

                Work in process                                                                  950,000                 1,057,000

                Finished goods                                                                 2,444,000                 1,818,000
                                                                                 -----------------------     ---------------------
                                                                                 $             5,891,000     $           6,341,000
                                                                                 =======================     =====================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                       FINANCIAL CONDITION AND RESULTS OF

                                   OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased during the six-month period ended December 31, 1999 to $1,352,000 from $1,051,000 at June 30, 1999. Net cash was provided by operating activities, primarily from a decrease in accounts receivable of $2,904,000, as well as a decrease in inventories of $450,000 and a decrease in prepaid expenses and other current assets totaling $349,000. Funds were used for operating activities mostly to pay down accounts payable and other current liabilities of $1,993,000. In addition, funds totaling $1,680,000 were used for financing activities to reduce bank borrowing.

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

RESULTS OF OPERATIONS

Net sales were $18,514,000 and $33,987,000 during the three and six-month periods ended December 31, 1999 compared to $13,134,000 and $28,779,000 in the three and six-month periods ended December 31, 1998, respectively. The increase in sales for the quarter ended December 31, 1999 was primarily due to net sales from the Company's new women's apparel company that sells to customers who distribute through catalogues and over the internet, offset by a decrease in net sales due to the closing in fiscal 1999 of three divisions with limited growth potential (all as previously disclosed). In addition, the Company's women's sleepwear division, the moderate priced handbag and backpack division and higher priced handbag division all experienced an improvement in sales. Gross profit improved to 25.1% for the three-month period ended December 31, 1999 compared to 22.4% in the prior year comparable period, mostly due to much better moderate priced handbag and backpack division gross profit, as well as higher gross profit for the Company's premium and women's sleepwear business. For the six month period, net sales were higher mainly due to the addition of the new women's apparel catalogue division, discussed above, as well as increased volume for the Company's moderate priced handbag and backpack division and its higher priced handbag division. The gross profit of 26.1% for the six-month period ended December 31, 1999 exceeded the 25.1% gross profit achieved in the prior year's six-month period, resulting mostly from improved premium division and moderate priced handbag and backpack division gross profit.

Shipping, selling and administrative expenses increased mainly due to higher volume related expenses in the second quarter and six-month period ended December 31, 1999, versus last year. As a percentage of net sales, however, shipping, selling and administrative expenses for the three-month period decreased by 4.0%, from 28.0 % to 24.0 %, and for the six-month period decreased by 2.5 %, to 25.1 %, from last year's six-month comparable period, in each case, due to the relatively lower level of fixed costs compared to higher net sales.

Interest expense was greater by $79,000 and $117,000 in the second quarter and first six months of fiscal 2000 versus the same fiscal 1999 periods, respectively, resulting from a higher average level of borrowing under the Company's line of credit used to finance the increased volume of business in the current fiscal year to date periods.

Interest income was lower by $19,000 and $32,000 in the second quarter and first half of the current fiscal year, respectively, compared to the fiscal 1999 comparable periods due to the utilization of investment funds for current working capital needs.

Earnings before income taxes improved in the three-month and six-month periods, as compared to losses before taxes in the equivalent periods of fiscal 1999, mainly due to the increase in sales and gross profit which was not entirely offset by higher shipping, selling and administrative expenses and interest expense. Net earnings for the quarter and six month periods ended December 31, 1999 were $102,000 and $189,000, respectively, compared to net losses for the same periods last year of $434,000 and $351,000.




YEAR 2000 COMPLIANCE

Last year, the Company successfully completed its systems conversion in order to make its critical and other data processing systems Year 2000 compliant. These changes included a combination of software modifications, upgrades and hardware changes. The Company does not anticipate additional expenditures for Year 2000 compliance matters.

In addition, the Company has been advised that its major customers are Year 2000 compliant and the Company has experienced no interruptions in conducting its business with those customers. Further, while the Company is not computer interdependent with its significant suppliers, there were no indications of any Year 2000 compliance failures by suppliers that has or would impact the Company.

The foregoing constitute forward looking statements based upon management's best estimates concerning future events. Actual results could differ as a result of a number of factors, including any possible future Year 2000 compliance issues, successful completion by third parties with their respective Year 2000 compliance programs, and similar uncertainties.



Item 3. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------


There have been no material changes in the information set forth under the caption "Item 7A-Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.



Item 4. Submission of Matters to a Vote of Stockholders.
--------------------------------------------------------


   (a)   Date of Annual Meeting of Stockholders -  November 30, 1999.
   (b)   See item 4(c)(i) below.
   (c) (i) The election of seven directors to serve until the next annual meeting of stockholders.

 Name of Director                                                    Votes  For        Votes Withheld
 ----------------                                                    ----------        --------------
 Abe Ginsburg                                                         2,280,211               177,533

 Allan Ginsburg                                                       2,280,111               177,633

 Robert Chestnov                                                      2,281,397               176,347

 Howard Ginsburg                                                      2,281,397               176,347

 Martin Brody                                                         2,281,497               176,247

 Richard Chestnov                                                     2,281,497               176,247

 Albert Safer                                                         2,281,497               176,247

     (ii) Ratification of the appointment of Deloitte & Touche LLP as independent accountants of the Company.

Votes Cast For:  2,299,285     Votes Against: 25,114       Abstentions:  133,345

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

 a)    Exhibit 27. Financial Data Schedule.

 b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended December, 31 1999.


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    JACLYN, INC.
                                                    ---------------------------
                                                    (Registrant)


 February 14, 2000                                  /s/ Allan Ginsburg
 -----------------                                  ---------------------------
                                                    Allan Ginsburg
                                                    Chairman of the Board


 February 14, 2000                                  /s/ Anthony Christon
 -----------------                                  ---------------------------
                                                    Anthony Christon
                                                    Vice President
                                                    Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

 Exhibit No.                    Description                             Page No.
 -----------                    -----------                             --------

     27                    Financial Data Schedule                      15