Form 10-Q
period 2000-03-31
JACLYN INC
filed 2000-05-12
CIK 52969

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000
                                    --------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to _________

                              Commission File Number 1-5863
                                                     ------

                                  JACLYN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   22-1432053
     ----------------------------------               -------------------
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



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Class                                          Outstanding at May 1, 2000
------------------------------------                  --------------------------
Common Stock, par value $1 per share                              2,711,391

                         JACLYN, INC. AND SUBSIDIARIES

                                     INDEX




                                                                        Page No.
                                                                        --------
Part I.  Financial Information:


Item 1
         Condensed Consolidated Balance Sheets -
           March 31, 2000 (unaudited) and June 30, 1999 (derived from
           audited financial statements)                                       3

         Condensed Consolidated Statements of Operations -
           Three Months and Nine Months Ended March 31, 2000 and 1999
           (unaudited)                                                         4

         Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended March 31, 2000 and 1999 (unaudited)              5

         Notes to Condensed Consolidated Financial Statements                  6


Item 2
         Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                9

Item 3
         Quantitative and Qualitative Disclosures about Market Risk           13


Part II.  Other Information:


Item 6
         Exhibits and reports on Form 8-K                                     14

         Signatures                                                           14

                         PART 1.  FINANCIAL INFORMATION
                         JACLYN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                 March 31,       June 30,
                                                    2000           1999
                                                (Unaudited)     (See below)
                                                -----------     -----------

                    ASSETS

CURRENT ASSETS:

Cash and cash equivalents                          $   874      $ 1,051
Securities available for sale                        1,622        1,674
Accounts receivable, net                             7,774        9,675
Inventory                                            5,297        6,341
Prepaid expenses and other assets                    3,898        4,141
                                                    ------       ------
TOTAL CURRENT ASSETS                                19,465       22,882
                                                    ------       ------

PROPERTY, PLANT AND EQUIPMENT, net                   1,099        1,193
OTHER ASSETS                                         1,450        1,520
                                                    ------       ------
     TOTAL ASSETS                                  $22,014      $25,595
                                                    ======       ======

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable - bank                               $     -      $ 1,775
Accounts payable                                     2,340        4,009
Other current liabilities                            1,702        2,029
                                                    ------       ------
TOTAL CURRENT LIABILITIES                            4,042        7,813
                                                    ------       ------
DEFERRED INCOME TAXES                                1,113        1,123

COMMITMENTS

STOCKHOLDERS' EQUITY:

Common stock                                         3,369        3,369
Additional paid-in capital                          12,117       12,117
Retained earnings                                    8,169        7,954
      Accumulated other comprehensive income             8           23
                                                    ------       ------
                                                    23,663       23,463
Less:  Common shares in treasury at cost             6,804        6,804
                                                    ------       ------
TOTAL STOCKHOLDERS' EQUITY                          16,859       16,659
                                                    ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $22,014      $25,595
                                                    ======       ======


The June 30, 1999 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  (Dollars in Thousands, Except Share Amounts)




                                       Three Months Ended      Nine Months Ended
                                            March 31,              March 31,

                                         2000       1999       2000       1999
                                         ----       ----       ----       ----

Net sales                               $16,093   $12,255    $50,080    $41,034
Cost of goods sold                       11,953     9,595     37,059     31,158
                                         ------     -----     ------     ------
Gross profit                              4,140     2,660     13,021      9,876
                                         ------     -----     ------     ------
Shipping, selling and
  administrative expenses                 4,140     4,123     12,661     11,972
Write-off of goodwill                         -     1,124          -      1,124
Interest expense                              1         -        121          3
Other income                                 41       309         97        397
                                         ------     -----     ------     ------
                                          4,100     4,938     12,685     12,702
                                         ------     -----     ------     ------
Earnings (loss) before
  income taxes                               40    (2,278)       336     (2,826)
Provision (benefit) for
  income taxes                               14      (820)       121     (1,017)
                                         ------     -----     ------     ------
Net earnings (loss)                     $    26   $(1,458)   $   215    $(1,809)
                                         ======     =====     ======     ======
Net earnings (loss) per common
  share - basic and diluted             $   .01   $ (0.54)   $   .08    $ (0.67)
                                         ======     =====     ======     ======
Weighted average number of
  shares outstanding - diluted        2,716,589 2,711,405  2,727,238  2,711,405
                                      ========= =========  =========  =========


See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                                               Nine Months Ended
                                                                                                   March, 31
                                                                                                 2000       1999
                                                                                              -------    -------
Cash Flows From Operating Activities:
Net earnings (loss)                                                                           $   215    $(1,809)
Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
Depreciation and amortization                                                                     239        364
Gain on sale of fixed assets                                                                        -       (252)
Write-off of goodwill                                                                               -      1,087
Deferred income tax                                                                               (10)        (1)
Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                                                   1,901       (318)
   Decrease in inventories                                                                      1,044      5,808
   Decrease in prepaid expenses and other current assets                                          335         35
   (Increase) decrease in prepaid and refundable income taxes                                      (9)         -
   (Decrease) increase in security deposits,
      other assets and non current liabilities                                                    (32)         1
   Decrease in accounts payable and other current liabilities                                  (2,011)    (2,738)
                                                                                            ---------     ------
 Net cash provided by operating activities                                                      1,672      2,177
                                                                                            ---------     ------

Cash Flows From Investing Activities:
   Purchase of property and equipment                                                             (74)      (160)
   Proceeds from sale of property                                                                   -        447
   Maturities of  marketable securities                                                             -      1,038
   Acquisition Costs                                                                                -     (2,324)
                                                                                            -----------   ------
Net cash used in investing activities                                                             (74)      (999)
                                                                                            ----------    ------

Cash Flows From Financing Activities:
   Decrease in loans payable - bank                                                            (1,775)         -
                                                                                            ----------    ------
Net cash used in financing activities                                                          (1,775)         -
                                                                                            ----------    ------
Net (Decrease) Increase in Cash and Cash Equivalents                                             (177)     1,178
Cash and Cash Equivalents, beginning of period                                                  1,051      2,176
                                                                                            ----------    ------
Cash and Cash Equivalents, end of period                                                      $   874    $ 3,354
                                                                                            ----------    ------

Supplemental Information:
Interest paid                                                                                 $    98    $     2
                                                                                            ---------     ------
Taxes paid                                                                                    $   133    $    11
                                                                                            ---------     ------



See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2000 and 1999, and the condensed consolidated statement of cash flows for the nine month periods ended March 31, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders. The results of operations for the period ended March 31, 2000 are not necessarily indicative of operating results for the full fiscal year.

2. In June 1999 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the Company for the year ending June 30, 2001, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

3. The Company's schedule of Net Comprehensive Income (Loss) are as follows (in thousands):

                                       Three Months Ended    Nine Months Ended
                                          March 31,              March 31,
                                        2000       1999       2000      1999
                                       -----       ----       ----      ----
Net earnings (loss) from operations    $  26    $(1,458)     $ 215    $(1,809)
Other comprehensive income, net of tax:
Unrealized holding gain (loss) on
 securities arising during period        (15)         2        (15)        (1)
                                       -----     ------       ----     ------
Net comprehensive earnings (loss)      $  11    $(1,456)     $ 200    $(1,810)
                                       =====     ======       ====     ======



4. The Company's calculation of Basic and Diluted Net Earnings (Loss) Per Common Share are as follows (in thousands, except share data):

                                     Three Months Ended            Nine Months Ended
                                          March 31,                     March 31,
                                         2000        1999         2000              1999
                                   ----------  ----------   ----------        ----------
Basic Net Earnings (Loss) Per Share:
-----------------------------------
Net Earnings (Loss)                $       26  $   (1,458)  $      215        $   (1,809)
                                    ---------   ---------    ---------         ---------
Basic Weighted Average Shares       2,711,391   2,711,405    2,711,391         2,711,405
                                    ---------   ---------    ---------         ---------

Basic Net Earnings (Loss) Per
 Common Share                      $      .01  $     (.54)  $      .08        $     (.67)
                                    ---------   ---------    ---------         ---------

Diluted Net Earnings (Loss) Per
 Common Share:
---------------------------------
Net Earnings (Loss)                $       26  $   (1,458)  $      215        $   (1,809)
                                    ---------   ---------    ---------         ---------
Basic Weighted Average Shares       2,711,391   2,711,405    2,711,391         2,711,405
                                    ---------   ---------    ---------         ---------
Add: Dilutive Options                   5,198           -       15,847                 -
                                    ---------   ---------    ---------         ---------
Diluted Weighted Average Shares     2,716,589   2,711,405    2,727,238         2,711,405
                                    ---------   ---------    ---------         ---------
Diluted Net Earnings (Loss) Per
 Common Share                      $      .01  $     (.54)  $      .08        $     (.67)
                                    ---------   ---------    ---------         ---------

     Options to purchase 66,000 and 74,000 shares of common stock were outstanding at March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

5.   Inventories consist of the following components (in thousands):


                          March 31,  June 30,
                            2000       1999

        Raw materials      $2,031    $3,466
        Work in process     1,328     1,057
        Finished goods      1,938     1,818
                            -----     -----
                           $5,297    $6,341
                            =====     =====

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased during the nine-month period ended March 31, 2000 to $874,000 from $1,051,000 at June 30, 1999. Net cash was provided by operating activities, primarily from a decrease in accounts receivable of $1,901,000, as well as a decrease in inventories of $1,044,000 and in prepaid expenses and other current assets totaling $335,000. Funds were used for operating activities mostly to pay down accounts payable and other current liabilities of $2,011,000. In addition, funds totaling $1,775,000 were used for financing activities to reduce bank borrowings.

The Company has a line of credit with a bank for short-term loans, letters of credit and banker's acceptances, amounting to $23,000,000, which extends through June 30, 2000. This line of credit includes, among other things, loan availability of up to $13,000,000 with the Company's inventory and accounts receivable pledged to the bank as collateral. Other terms of the line of credit include a minimum quick ratio requirement of 1 to 1, and the maintenance of a minimum tangible net worth of $14,000,000.

The Company believes that funds provided by operations, existing working capital and the Company's bank line of credit will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS

Net sales were $16,093,000 and $50,080,000 during the three and nine-month periods ended March 31, 2000 compared to $12,255,000 and $41,034,000 in the three and nine-month periods ended March 31, 1999, respectively. The increase in sales for the quarter ended March 31, 2000 was primarily due to higher volume in the Company's apparel divisions, including its women's apparel company which sells to customers who distribute through catalogues and over the internet. In addition, the Company's higher-priced handbag division and its premium division both experienced improvements in sales. Gross profit improved to 25.7 % for the three-month period ended March 31, 2000 compared to 21.7 % in the prior year comparable period, mostly due to higher gross profit for the Company's women's sleepwear and premium business, and from the higher-priced handbag division.
For the nine-month period, net sales were higher mainly due to the addition of the new women's apparel catalogue division, discussed above, as well as increased volume for the Company's higher-priced handbag division. The gross profit of 26.0 % for the nine-month period ended March 31, 2000 exceeded the
24.1 % gross profit achieved in the prior year's nine-month period, resulting mostly from improved premium division and women's sleepwear division gross profit.

Shipping, selling and administrative expenses increased slightly due to higher volume related expenses in the third quarter and nine-month period ended
March 31, 2000, versus last year. As a percentage of net sales, however, shipping, selling and administrative expenses for the three-month period decreased by 7.9 %, from 33.6 % to 25.7 %, and for the nine-month period decreased by 3.9 %, to 25.3 %, from last year's nine-month comparable period, in each case, due to the relatively lower level of fixed costs compared to higher net sales.

Interest expense increased by $1,000 and $118,000 for the three months and nine months ended March 31, 2000, respectively. The higher average level of borrowing under the Company's line of credit was used to finance the increased volume of business in the current fiscal year.

Other income was lower by $268,000 and $300,000 in the three months and nine months of the current fiscal year, respectively, compared to the prior year comparable periods, primarily due to the inclusion of a $252,000 gain on the sale of fixed assets from closing a divisional facility, in last year's third quarter results, and due to lower interest income from the utilization of investment funds for current working capital needs.

Earnings before income taxes improved in the three-month and nine-month periods, compared to losses before taxes in the equivalent periods of fiscal 2000. The improvement was mainly due to the increase in sales and gross profit in fiscal 2000 and because last year's results included a $1,124,000 write-off of goodwill as well as integration costs and other costs, in connection with the closing of certain divisions, all as previously disclosed. Net earnings for the quarter and nine month periods ended March 31, 2000 were $26,000 and $215,000, respectively, compared to net losses for the same periods last year of $1,458,000 and $1,809,000.


YEAR 2000 COMPLIANCE

Last year, the Company completed its systems conversion in order to make its critical and other data processing systems Year 2000 compliant. These changes included a combination of software modifications, upgrades and hardware changes. The Company does not anticipate additional expenditures for Year 2000 compliance matters.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

There have been no material changes in the information set forth under the caption "Item 7A-Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


a)   Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended March 31, 2000.


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JACLYN, INC.
                                      ----------------------
                                      (Registrant)


May 12, 2000                          /s/Allan Ginsburg
------------                          -----------------------
                                      Allan Ginsburg
                                      Chairman of the Board


May 12, 2000                          /s/ Anthony Christon
------------                          -----------------------
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