Form 10-K
period 2000-06-30
JACLYN INC
filed 2000-09-28
CIK 52969

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from --------------------- to -----------------------.

                           Commission File No. 1-5863

                                  JACLYN, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                           22-1432053
------------------------------------------                  --------------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

635 59th Street, West New York, New Jersey                         07093
------------------------------------------                  --------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (201) 868-9400

Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of each exchange
      Title of Class                                      on which registered
      --------------                                    -----------------------
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

                                   X
                            Yes -------- No -------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant at September 15, 2000 was approximately $8,661,000.

There were 2,665,091 shares of Common Stock outstanding at September 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III Certain Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on November 28, 2000.

                                TABLE OF CONTENTS

          Item                                                             Page
          ----                                                             ----


PART I      1.     Business................................................  1

            2.     Properties..............................................  4

            3.     Legal Proceedings.......................................  4

            4.     Submission of Matters to a
                   Vote of Security Holders................................  4

PART II     5.     Market for the Registrant's Common Equity
                   and Related Stockholder Matters.........................  5

            6.     Selected Financial Data.................................  6

            7.     Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations..............................................  7

            7A.    Quantitative and Qualitative disclosures about
                   Market & Risk........................................... 11

            8.     Financial Statements and Supplementary
                   Data.................................................... 11

            9.     Changes in and Disagreements with
                   Accountants on Accounting and Financial
                   Disclosure.............................................. 11

PART III    10.    Directors and Executive Officers
                   of the Registrant....................................... 11

            11.    Executive Compensation.................................. 11

            12.    Security Ownership of Certain
                   Beneficial Owners and Management........................ 11

            13.    Certain Relationships and Related
                   Transactions............................................ 12

PART IV     14.    Exhibits, Financial Statement
                   Schedules and Reports on Form 8-K....................... 12

SIGNATURES................................................................. 17

                                     PART I
                                     ------


Item 1.   Business.
-------   ---------


          Jaclyn, Inc. (incorporated in the State of Delaware in 1968) ("Jaclyn") and its subsidiaries (collectively the "Registrant") are primarily engaged in the design, manufacture, distribution and sale of vinyl, leather and fabric handbags, sport bags, backpacks and related products (collectively, "handbag products"), and women's apparel. The Registrant markets its handbag products in a variety of popularly priced fashions and designs, with an emphasis on casual, travel and sport styles. The Registrant's apparel lines are wide ranging and include women's loungewear, sleepwear, dresses and sportswear, as well as lingerie.


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

          Finished merchandise, other than merchandise for the Registrant's women's apparel catalogue business (the "Catalogue Business") discussed below, is received at independently owned outside warehouses located in New Jersey, Florida, California and Indiana. From these locations product is shipped under different selling names to customers all over the country. In addition, certain handbag products manufactured in the Far East are shipped directly to customers from Hong Kong. Similarly, product for the Catalogue Business is shipped directly from outside contractor locations to the customer. The Registrant's handbag products are intended to retail at between $6 and $275. The Registrant's better price and designer lines of handbag products, which are sold under the "ANNE KLEIN/TM/" and "A LINE/TM/" names, are marketed through better department stores and specialty shops. The Registrant's other handbag products are marketed primarily through general merchandise, chain and department stores. In addition, the Registrant markets its apparel lines to existing customers of its handbag products as premium and/or special order items, as well as to major mail order catalog chains and other retailers.

          The Registrant markets its handbag products under trademarks and trade names which it owns, including "Shane" and "Aetna," "Susan Gail," and "Robyn
Lyn".   In addition, the Registrant is licensed to manufacture and market handbag products under the names "Looney Tunes/TM/" under an agreement which expires March 30, 2003, "South Park/TM/" under an agreement which expires December 31, 2000,"Crayola/TM/" under an agreement which expires December 31, 2000, "Dr. Seuss/TM/" under two agreements which expire December 14, 2002 and December 15, 2002, and "ANNE KLEIN/TM/" and "A LINE/TM/" under an agreement which expires December 31, 2001. The Registrant's manufactures and markets under the name "Emerson Road"and also manufactures apparel items for sale as private-label merchandise. The Registrant considers all of its licensed trademarks, trade names and other intellectual property rights to be of significant value in the marketing of its products. As recently announced, the Registrant has entered into a licensing agreement with Warner Bros. to manufacture denim backpacks, handbags and accessories relating to the "Harry Potter/TM/" series of books. The Company expects to begin shipping these products early in 2001.

          The Registrant sells throughout the United States through its own salesmen and through independent sales representatives.

          In fiscal 2000, the Registrant's imports of merchandise manufactured in the Far East accounted for approximately 58% of consolidated net sales, compared to approximately 66% of consolidated net sales in fiscal 1999. Imports offer the Registrant the benefit of diversification of styling and the benefit of cost savings related to such purchases. While the Registrant's operations are subject to the usual risks associated with purchases from foreign countries, the Registrant's other foreign and domestic manufacturing sources provide it with alternative sources and facilities. Substantially all of the Registrants apparel lines are manufactured or assembled in Central America, Mexico and domestically. During fiscal 2000 and 1999, sales of such merchandise accounted for approximately 42% and 34% of consolidated net sales, respectively.

          Approximately 70% of the Registrant's consolidated net sales for fiscal 2000 were to general merchandise, chain, department stores and catalogue retailers, with the balance consisting of sales to smaller specialty shops, smaller retail stores and cosmetic firms. During the fiscal year ended June 30, 2000, four customers of the Registrant accounted for 43% of the Registrant's consolidated net sales, of which the Registrant's three largest customers (Estee Lauder, Wal-Mart Stores, Inc. and Blair Corporation) accounted for 17%, 10% and 10% of such sales, respectively. Four major customers of the Registrant accounted for approximately 37% of the Registrant's consolidated net sales for the fiscal year ended June 30, 1999, of which the Registrant's two largest customers (Estee Lauder and Wal-Mart Stores, Inc.) accounted for 16% and 11% of such sales, respectively. Sales of apparel items during each of the fiscal years ended June 30, 2000, 1999 and 1998 represented 42%, 34% and 35%, respectively, of consolidated net sales. Sales of handbag products represented the remainder of the Registrant's consolidated net sales. The Registrant's sales are customarily offered on credit terms. The Registrant does not have long-term contracts with any of its customers.

          The Registrant purchases its handbag and apparel raw materials, primarily fabrics, vinyl and urethane plastics, leather, frames, ornaments, trim and other materials, and certain of its finished products, from a variety of sources. In most cases, the Registrant assists its suppliers and contractors in the design and style of the materials it purchases. The Registrant's largest expenditures for raw materials are for fabrics, leather, vinyl and urethane plastics, which the Registrant purchases from several suppliers, one of which provided about 10% of its raw material needs in fiscal 2000. While the Registrant has no long-term supply contracts, the raw materials it uses are available from various sources and it anticipates no difficulty in the future in obtaining the necessary raw materials for its operations. The Registrant deals with a number of sources for its purchases of finished handbags and related products, no one of which accounted for more than 14% of the Registrant's total cost of goods sold. The Registrant has no long-term supply contracts with its Far East or European sources of finished handbags and related products or apparel items and is subject to the usual risks associated therewith.

          The Registrant generally offers Fall/Winter, Holiday and Spring/Summer product lines and in most instances manufactures product to meet the specific requirements of its customers. The Registrant's business has been somewhat seasonal in nature. However, in the last two years shipments have generally been greater in the last quarter of its fiscal year compared to other quarters in the same fiscal year. Reference is made to Note L, "Unaudited Quarterly Financial Data," of the Notes to Consolidated Financial Statements on page F-18 of this Form 10-K for additional information about quarterly results.

          At September 15, 2000, the Registrant had unfilled orders of approximately $32,998,000 compared to approximately $24,149,000 at September 15, 1999. The increase in backlog is primarily attributable to an increases in the volume of both the women's Catalogue Business and the women's sleepwear business. In the ordinary course of business, the amount of unfilled orders at a particular point in time is affected by several factors, including scheduling of the manufacture and shipping of goods (which, in turn, may be dependent on the requirements of customers). Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

          The Registrant employed 148 persons as of June 30, 2000, of whom 86 were on a salaried basis and the balance on an hourly basis. At June 30, 2000, 19 of the Registrant's employees were members of the Four Joint Boards of New York, New Jersey, Pennsylvania and New England, affiliated with the International Leather Goods, Plastics and Novelty Workers Union, AFL-CIO. The Registrant considers its relations with its employees to be satisfactory.

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

          On January 11,1999, the Registrant acquired the business and certain assets of the catalogue division of Banner Industries of New York, Inc. ("Banner"), a manufacturer and distributor of sportswear and dresses. Assets acquired included, among other things, work-in-process, piece goods, raw materials, customer orders, trademarks and trade names, office equipment, furniture and fixtures. The Registrant also operates a New York City showroom formerly operated by Banner. The acquired business manufactures and sells apparel lines to major mail order catalogues. The aggregate purchase price (after giving effect to certain post-closing adjustments) was approximately $2,851,000, of which approximately $2,411,000 was paid at the closing of the transaction and the remainder of which, approximately $440,000, representing the final payment, was paid by July 26, 2000. The Registrant used funds generated from operations to pay the purchase price, which was determined through arm's length negotiations with the Seller. One of the principals of Banner was retained by the Registrant as a consultant, primarily to provide advice and other assistance in connection with the transfer of the acquired assets and operations to the Registrant, for a period of one year from closing (ending January 2000) at a consulting fee of $50,000.

          During fiscal 1999, the Registrant undertook an evaluation of its operations with a view to eliminating unprofitable businesses. As a result of this evaluation, the Registrant closed three unprofitable divisions, including the operations of its wholly-owned subsidiary, JLN, Inc., located in Ferris Texas. In connection with the closure of one of its handbag divisions (discussed below in this Item 1), the Registrant recorded a pre-tax charge for the write-off of goodwill in the amount of approximately $1,100,000. In connection with the closure of the Texas operations of JLN, JLN's real property and certain related fixed assets were sold and a pretax gain of $324,000 from the sale was recorded by the Registrant. Reference is made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the closing of such divisions.

          On June 18, 1996, the Registrant acquired certain trademarks and other assets from McCrackin Industries, Inc. ("McCrackin") and its affiliates for a purchase price of $1,500,000. The trademarks included "Saddle River," under which the Registrant had been manufacturing and distributing ladies' handbags for more than 9 years. In March 1999, the Registrant concluded that this line of moderately priced handbags, which were primarily sold to department stores, was not profitable and consequently closed operations. This resulted in a goodwill pretax writeoff of approximately $1.1 million during fiscal 1999.

Item 2.   Properties.
-------   ----------

          The Registrant's executive offices and one of its warehouse facilities, containing 140,000 square feet, are located in West New York, New Jersey. The Registrant occupied these facilities under long-term leases from 1968 to 1981, when these facilities were purchased by the Registrant. The Registrant currently leases to outside parties approximately 70,000 square feet of the West New York facilities. The Registrant also leases three showroom and office facilities in New York City totaling approximately 20,000 square feet. The executive offices, and manufacturing, distribution and warehouse facilities, of the Registrant's wholly-owned subsidiary, JLN, Inc., containing 93,250 square feet, located in Ferris, Texas were sold during fiscal 1999. The Registrant realized a pretax gain of $324,000 on the sale of land, buildings and equipment at this location.


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

          (b) No material pending legal proceeding was terminated during the three-months ended June 30, 2000.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------


          The Registrant did not submit any matters to a vote of its security holders, through the solicitation of proxies or otherwise, during the three-months ended June 30, 2000.




                                    PART II
                                    -------


Item 5.    Market for the Registrant's Common Equity
-------    and Related Stockholder Matters.
           -----------------------------------------

          The Registrant's Common Stock, $1.00 par value per share, is traded on the American Stock Exchange (Symbol: "JLN"). The following table sets forth the high and low closing sales prices for the Registrant's Common Stock, as reported by the American Stock Exchange, for each quarterly period during the Registrant's fiscal years ended June 30, 2000 and June 30, 1999.


                 Fiscal Year Ended June 30, 2000     High    Low
                 -------------------------------     ----    ---

                 First Quarter                       $3.00  $2.31
                 Second Quarter                       3.06   1.81
                 Third Quarter                        2.94   1.94
                 Fourth Quarter                       2.44   1.69

                 Fiscal Year Ended June 30, 1999     High    Low
                 -------------------------------     ----    ---

                 First Quarter                       $5.25  $3.63
                 Second Quarter                       4.00   3.13
                 Third Quarter                        4.00   2.38
                 Fourth Quarter                       3.19   2.19


          The Registrant did not pay cash dividends during fiscal 2000 or 1999 and does not anticipate the payment of cash dividends in the foreseeable future.

          At June 30, 2000, there were approximately 658 holders of record of the Registrant's Common Stock.

Item 6.   Selected Financial Data.
-------   -----------------------


-------------------------------------------------------------------------------------------------------------------------
Years ended June 30,                                2000              1999             1998           1997           1996
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                    $71,897,000    $   58,766,000   $   68,263,000    $77,156,000    $72,312,000
Cost of Goods Sold                            54,183,000        44,873,000       51,401,000     56,825,000     53,836,000
-------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  17,714,000        13,893,000       16,862,000     20,331,000     18,476,000
-------------------------------------------------------------------------------------------------------------------------
Shipping, selling and administrative
 expenses                                     17,391,000        16,073,000       16,870,000     19,206,000     17,553,000
Writeoff of goodwill - See note below                  -         1,124,000                -              -              -
Interest expense                                 100,000             4,000          182,000        181,000        119,000
Interest income                                 (136,000)         (207,000)        (294,000)      (277,000)      (338,000)
Other income, net                                (47,000)         (324,000)               -        (10,000)             -
Provision (benefit) for income taxes             146,000          (998,000)          37,000        468,000        457,000
-------------------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                          $   260,000    $   (1,779,000)  $       67,000    $   763,000    $   685,000
-------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding            2,710,000         2,711,000        2,707,000      2,705,000      2,692,000
-------------------------------------------------------------------------------------------------------------------------
   Net Earnings per common share-
    Basic and Diluted                               $.10    $         (.66)  $          .02           $.28           $.25
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                 $26,516,000    $   25,595,000   $   24,572,000    $34,063,000    $31,981,000
-------------------------------------------------------------------------------------------------------------------------
Long term debt:
    Guaranteed bank loan - ESOP                        -                 -   $       56,000    $   509,000    $   704,000
    Other non-current liabilities                      -                 -                -    $    28,000    $    32,000
Stockholders' equity                         $16,857,000    $   16,659,000   $   18,394,000    $17,785,000    $16,838,000
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity per share                     $6.22    $         6.15   $         6.80          $6.57          $6.26
-------------------------------------------------------------------------------------------------------------------------


Note: Goodwill writeoff totaling $1,124,000 resulted from closing one of three
-----
unprofitable divisions during fiscal 1999.

          Management's Discussion and Analysis of
Item 7.   Financial Condition and Results of Operations.
-------   ----------------------------------------------

Liquidity and Capital Resources


      The net decrease in cash and cash equivalents in the fiscal year ended June 30, 2000 was $736,000. A net of $128,000 was used in operating activities, principally the result of an increase of $2,277,000 for inventory (attributable to an increase in the order backlog compared to the prior comparable period) offset by $1,286,000 of related increased accounts payable and other current liabilities, an increase in accounts receivable of $42,000, and a decrease in prepaid expenses and other current assets totaling $331,000. Cash used in financing activities of $549,000, of which $505,000 was used to repay part of the bank line of credit, also contributed to the overall decrease in cash and cash equivalents. Net cash used in investing activities was $59,000 used to purchase property and equipment. The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 150,000 shares of the Company's Common Stock. Purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds and/or from its bank credit facility. As of June 30, 2000 the Company repurchased 20,000 shares of its Common Stock at a cost of $44,000.

      During fiscal 2000, the Company completed an agreement with a new bank for a line of credit which extends through June 30, 2001. The new credit facility provides the Company with short-term loans, letters of credit and bankers acceptances amounting to $20,000,000. The Company can borrow up to $10,000,000 with the Company's inventory and accounts receivable is pledged to the bank as collateral, provided it maintains a minimum quick ratio of 1 to 1, as well as a minimum tangible net worth of $14,000,000. The Company believes that funds provided by operations, existing working capital and the Company's new bank line of credit will be sufficient to meet foreseeable working capital needs. Reference is made to Note E "Credit Facilities," of the Notes to Consolidated Financial Statements on page F-11 of this Form 10-K for additional information about the Company's credit lines.

      There were no material commitments for capital expenditures at June 30, 2000.

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

      The net increase in cash and cash equivalents in fiscal 1998 of $596,000 was the result of an excess of funds provided from operating activities totaling $4,126,000 and investing activities of $633,000, over funds used in financing activities of $4,163,000. Funds provided by operating activities were principally from a $1,985,000 decrease in inventory (resulting from lower first quarter fiscal 1999 shipping) and a $5,648,000 decrease in accounts receivable (attributable to a lower level of shipping in the fourth quarter of fiscal 1998 compared to the comparable quarter in fiscal 1997). The resulting cash flows were mostly used to decrease accounts payable and other current liabilities by $5,056,000. Cash provided by investing activities resulted mainly from an excess of proceeds from securities available for sale over purchases of such securities and the purchases of property and equipment. Funds used in financing activities were mostly to pay down all outstanding notes payable to the Company's bank under the existing credit facility.

      As of June 30, 2000, 1999 and 1998, working capital was $14,557,000 $14,169,000, and $16,695,000 , respectively. The ratio of current assets to current liabilities for those same periods was 2.7 to 1, 2.8 to 1 and 4.4 to 1, respectively. The Company's cash, cash equivalents and marketable securities totaled $1,947,000, $2,725,000, $4,911,000, at June 30, 2000, 1999 and 1998,
respectively.

Results of Operations

2000 Compared to 1999

      Net sales of $71,897,000 were $13,131,000 above fiscal 1999. This increase in net sales was mostly the result of improved women's sleepwear division, and inclusion of a full year compared to almost six months in fiscal 1999 for the women's apparel catalogue division, along with, in general, a higher level of apparel catalogue sales volume.

      The gross margin for fiscal 2000 was 24.6%, or a 1.0% improvement from the prior year, which resulted from inventory markdowns taken in fiscal 1999 (discussed below) not required in the current fiscal year. Shipping, selling and administrative expenses increased slightly due to higher volume related expenses in fiscal 2000 versus last year. As a percentage of net sales, however, shipping, selling and administrative expenses for the period decreased by 3.2%, from 27.4% in fiscal 1999 to 24.2% in fiscal 2000, due to the relatively lower level of fixed costs compared to higher net sales.

      Interest expense increased to $100,000 from $4,000 last fiscal year primarily the result of higher average borrowing needed to finance the increased volume of business in the current fiscal year at a higher average interest rate compared to fiscal 1999.

      Interest income decreased by $71,000, due to the utilization of investment funds for current working capital needs in fiscal 2000 compared to fiscal 1999.

      Other income (net) was lower by $277,000 for the fiscal year 2000 compared to the prior fiscal year primarily due to the inclusion of a $324,000 gain on the sale of fixed assets from closing a divisional facility in fiscal 1999.

      The increase in earnings before income taxes for the fiscal year ended June 30, 2000 compared to the prior year was primarily due to the overall increase in sales, a 1.0% increase in gross profit margin discussed above, and that fiscal 1999 included a goodwill pretax write-off of approximately $1.1 million associated with one of three unprofitable businesses closed during fiscal 1999 as well as business integration costs associated with the acquisition of the women's apparel catalogue business.

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

     The gross profit margin for fiscal 1999 was 23.6 %, or a decline of 1.1 % from the prior year, which resulted from a higher level of inventory markdowns due to closing three unprofitable operations and also from off-price sales in the children's and medium priced handbag business. Margins improved somewhat, however, in the premium and the women's apparel business. Shipping, selling and administrative expenses decreased by $797,000 related to lower shipping, royalty and administrative expense offset, in part, by higher product development costs. Also included in fiscal 1999 are business integration costs of approximately $230,000 associated with the acquisition of the new women's apparel business.
As a percentage of net sales, the current fiscal year was 27.4% compared to 24.7% in the prior fiscal year, attributable to the relatively higher level of fixed costs.

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

      The decrease in earnings before income taxes for the fiscal year ended June 30, 1999 compared to the prior year was primarily due to the decrease in sales, a 1.1 % decrease in the gross profit margin discussed above, the goodwill write-off of approximately $1.1 million associated with one of three unprofitable businesses closed during fiscal 1999 and business integration costs associated with the acquisition of the women's apparel catalogue business. The foregoing was offset, in part, by lower shipping, selling and administrative expenses, as well as the pre-tax gain on the sale of fixed assets as discussed above.

1998 Compared to 1997

       Net sales of $68,263,000 were $8,893,000 below fiscal 1997. This decrease was due primarily to significantly lower sales volume in the Company's children's division resulting mostly from the non-renewal of the Company's "Winnie The Pooh/TM/" license and lower volume in the Company's medium priced handbag business, due to lower retail demand for non-brand handbag and accessories merchandise, offset partly by improved premium and women's apparel sales.

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

      Interest income declined slightly from the prior fiscal year generally due to a lower level of interest rates on the investment portfolio.

      The decrease in earnings before income taxes for the fiscal year ended June 30, 1998 compared to the prior year was primarily due to the decrease in sales and the 1.7% decrease in the gross profit margin discussed above.

Recently Issued Accounting Standards

      In June 1998 the Financial Accounting Standards Board issued SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities."   This
statement, which is effective for the Company for the year ending June 30, 2001, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has no derivative instruments and as such has determined that the application of SFAS No. 133 will not have a material impact on its financial position or results of operations.

Year 2000 Compliance


        Last year, the Company completed its systems conversion in order to make its critical and other data processing systems Year 2000 compliant. These changes included a combination of software modifications, upgrades and hardware changes. The total cost for Year 2000 system conversion was approximately $25,000. The Company does not anticipate additional expenditures for Year 2000 compliance matters.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.
--------   -----------------------------------------------------------

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

          All of the Registrant's Securities Available for Sale are state government or municipal bonds. As of June 30, 2000, the cost and market value of such bonds was $1,624,000 and $1,632,000, respectively. A significant increase in interest rates would result in a decrease in the market value of the bond prices. However, to minimize risk, the Registrant has a policy of investing only in high rated instruments substantially all have Aa or better Moody's bond ratings) and generally uses short-term maturities (currently the average life is about three years). In addition, the proceeds from such securities are not essential to the working capital needs of the business and therefore could be held to maturity for full face value.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

          (a) Financial Statements
              --------------------

          The report dated September 25, 2000 of Deloitte & Touche LLP, independent auditors, the consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000 and Notes to Consolidated Financial Statements appear on pages F-2 through F-18 of this Form 10-K.

          (b) Supplementary Data
              ------------------

          Selected unaudited quarterly financial data for the fiscal years ended June 30, 2000 and June 30, 1999 is set forth at Note L, "Unaudited Quarterly Financial Data" on page F-18 of this Form 10-K.

          Changes in and Disagreements with Accountants
Item 9.   on Accounting and Financial Disclosure.
-------   ---------------------------------------------

           Not Applicable.

                                   PART III
                                   --------

Item 10.   Directors and Executive Officers of the Registrant.
--------   ---------------------------------------------------

          The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.   Executive Compensation.
--------   -----------------------

          The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
--------   ---------------------------------------------------------------

          The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.   Certain Relationships and Related Transactions.
--------   -----------------------------------------------

          The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV
                                    -------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------   ----------------------------------------------------------------


(a) The following financial statements and financial statement schedules are filed as part of this report:


           1.    Financial Statements:
                 --------------------

                 Independent Auditors' Report

                 Consolidated Balance Sheets -- June 30, 2000 and 1999

                 Consolidated Statements of Operations -- years ended June 30, 2000, 1999 and 1998

                 Consolidated Statements of Stockholders' Equity -- years ended June 30, 2000, 1999 and 1998

                 Consolidated Statements of Cash Flows -- years ended June 30, 2000, 1999 and 1998

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

           10(b) Lease dated January 27, 1999 with Ruth R. Abrams LLC, Rosalie
                 Abrams Katz, First Half Realty Co., Inc. and Second Half Realty Co., Inc. relating to office and showroom facilities located in New York, New York (incorporated herein by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

           10(c) Lease dated October 14, 1998 with Statecourt Enterprises, Inc.
                 relating to office and showroom facilities located in New York, New York (incorporated herein by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

           10(d) Incentive Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).

           10(e) 1984 Employee Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Reg istrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1989).*

           10(f) 1990 Stock Option Plan of the Registrant, as amended
                 (incorporated herein by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1991).*

           10(g) Amended and Restated Stockholders' Agreement dated July 30,
                 1996 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10K, file number 1-5863, for the fiscal year ended June 30, 1996).

           10(h) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

           10(i) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                 1999).


           10(j) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

           10(k) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                 1999).

           10(l) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                 1990).*

           10(m) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Howard Ginsburg (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                 1990).*

           10(n) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Allan Ginsburg (incorporated herein by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

           10(o) 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                 1998).*

           10(p) Non-Qualified Stock Option Contract dated December 3,1996 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                 1997).

           10(q) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Richard Chestnov (incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                 1997).

           10(r) Non-Qualified Stock Option Contract dated August 19, 1997 between the Registrant and Al Safer (incorporated by reference to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                 1997).

           10(s) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                 1998).

           10(t) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Richard Chestnov (incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                 1998).

           10(u) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Albert Safer (incorporated by reference to Exhibit 10(u) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                 1998).

           10(v) Letter Agreement dated as of December 29, 1997 between the
                 Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on

                 Form 8-K, file No. 1-5863, for the fiscal year ended June 30,
                 1998).*

           10(w) Purchase and Sale Agreement dated January 11, 1999 between
                 Banner Industries of New York, Inc. and Jaclyn,
                 Inc.(incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, dated January 26, 1999).

           10(x) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Richard Chestnov.

           10(y) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Albert Safer.

           10(z) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Martin Brody.

          10(aa) Non-Qualified Stock Option Contract dated June 12, 2000, between the Registrant and Norman Axelrod.

           21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                 1995).

           27    Financial Data Schedule.

____________________
*Management contract or compensatory plan or arrangement


(b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 2000.

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

                                    JACLYN, INC.


                                    By: /s/ Allan Ginsburg
                                        ---------------------------------------
September 25, 2000                      ALLAN GINSBURG, Chairman
                                        of the Board


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Allan Ginsburg                              Chairman of the Board    September 25, 2000
---------------------------------------------   and Director
ALLAN GINSBURG

/s/ Robert Chestnov                            President, Principal      September 25, 2000
---------------------------------------------  Executive Officer and
ROBERT CHESTNOV                                Director

/s/ Anthony Christon                           Chief Financial Officer,  September 25, 2000
---------------------------------------------  Principal Financial and
ANTHONY CHRISTON                               Accounting Officer

/s/ Abe Ginsburg                               Director                  September 25, 2000
---------------------------------------------
ABE GINSBURG

/s/ Howard Ginsburg                            Director                  September 25, 2000
---------------------------------------------
HOWARD GINSBURG

/s/ Norman Axelrod                              Director                 September 25, 2000
---------------------------------------------
NORMAN AXELROD

/s/ Martin Brody                                Director                 September 25, 2000
---------------------------------------------
MARTIN BRODY

/s/ Richard Chestnov                            Director                 September 25, 2000
---------------------------------------------
RICHARD CHESTNOV

/s/ Al Safer                                    Director                 September 25, 2000
---------------------------------------------
AL SAFER

                         JACLYN, INC. AND SUBSIDIARIES
                     Consolidated Financial Statements and
               Financial Statement Schedule for the Years Ended
                       June 30, 2000, 1999 and 1998 and

                         Independent Auditors' Report

JACLYN, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                    Page

INDEPENDENT AUDITORS' REPORT                                         F-1

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets - As of June 30, 2000 and 1999       F-2

    Consolidated Statements of Operations - For the years ended
    June 30, 2000, 1999 and 1998                                     F-3

    Consolidated Statements of Cash Flows - For the years ended
    June 30, 2000, 1999 and 1998                                   F-4 to 5

    Consolidated Statements of Changes in Stockholders' Equity
    - For the years ended June 30, 2000, 1999 and 1998                F-6

    Notes to Consolidated Financial Statements                    F-7 to 18

FINANCIAL STATEMENT SCHEDULE:

    Valuation and Qualifying Accounts                                 F-19

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Jaclyn, Inc.
West New York, New Jersey


We have audited the accompanying consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the consolidated financial statement schedule of Jaclyn Inc. and subsidiaries listed in item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jaclyn, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles in the United States of America.

Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


Deloitte & Touche, LLP
September 25, 2000
New York, New York

                         JACLYN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2000 AND 1999

---------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                  2000                        1999
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS                                                        $           315,000         $        1,051,000
SECURITIES AVAILABLE FOR SALE (COST: 2000, $1,624,000,
   1999, $1,638,000)                                                                       1,632,000                  1,674,000
ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL
    ACCOUNTS: 2000, $ 42,000, 1999, $415,000                                               9,694,000                  9,675,000
INVENTORIES                                                                                8,618,000                  6,341,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                    622,000                    929,000
DEFERRED INCOME TAXES                                                                      2,270,000                  2,312,000
                                                                               -----------------------     ----------------------
    TOTAL CURRENT ASSETS                                                                  23,151,000                 21,982,000
PROPERTY, PLANT AND EQUIPMENT - NET                                                        1,005,000                  1,193,000
OTHER ASSETS                                                                               1,360,000                  1,520,000
DEFERRED INCOME TAXES                                                                      1,000,000                    900,000
                                                                               -----------------------     ----------------------
                                                                                 $        26,516,000         $       25,595,000
                                                                               =======================     ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
NOTES PAYABLE - BANK                                                             $         1,270,000         $        1,775,000
ACCOUNTS PAYABLE                                                                           4,882,000                  4,009,000
COMMISSIONS PAYABLE                                                                          304,000                    160,000
ACCRUED PAYROLL AND RELATED EXPENSES                                                         628,000                    368,000
OTHER CURRENT LIABILITIES                                                                  1,510,000                  1,501,000
                                                                               -----------------------     ----------------------
    TOTAL CURRENT LIABILITIES                                                              8,594,000                  7,813,000
                                                                               -----------------------     ----------------------
DEFERRED INCOME TAXES                                                                      1,065,000                  1,123,000
                                                                               -----------------------     ----------------------
COMMITMENTS
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, PAR VALUE $1: AUTHORIZED, 1,000,000
   SHARES; ISSUED NONE                                                                             -                          -

COMMON STOCK, PAR VALUE $1: AUTHORIZED, 5,000,000
   SHARES; ISSUED 2000 and 1999 3,368,733 SHARES                                           3,369,000                  3,369,000
ADDITIONAL PAID-IN CAPITAL                                                                12,117,000                 12,117,000
RETAINED EARNINGS                                                                          8,214,000                  7,954,000
ACCUMULATED OTHER COMPREHENSIVE INCOME                                                         5,000                     23,000
                                                                               -----------------------     ----------------------
                                                                                          23,705,000                 23,463,000
LESS: TREASURY STOCK AT COST (2000: 677,328 SHARES;
           1999: 657,328 SHARES)                                                           6,848,000                  6,804,000
    TOTAL STOCKHOLDERS' EQUITY                                                            16,857,000                 16,659,000
                                                                               -----------------------     ----------------------
                                                                                 $        26,516,000         $       25,595,000
                                                                               =======================     ======================


  The accompanying notes are an integral part of these financial statements.

                         JACLYN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED JUNE 30, 2000, 1999 AND 1998

---------------------------------------------------------------------------------------------------------------------------------
                                                                2000                      1999                     1998
Net sales                                                $        71,897,000       $       58,766,000       $        68,263,000
Cost of goods sold                                                54,183,000               44,873,000                51,401,000
                                                       -----------------------   ----------------------   -----------------------
Gross profit                                                      17,714,000               13,893,000                16,862,000
                                                       -----------------------   ----------------------   -----------------------
Shipping, selling and administrative
          expenses                                                17,391,000               16,073,000                16,870,000
Write-off of goodwill                                                    -                  1,124,000                        -
Interest expense                                                     100,000                    4,000                   182,000
Interest income                                                     (136,000)                (207,000)                 (294,000)
Other income, net                                                    (47,000)                (324,000)                       -
                                                       -----------------------   ----------------------   -----------------------
EARNINGS  (LOSS) BEFORE INCOME
TAXES                                                                406,000               (2,777,000)                  104,000
PROVISION (BENEFIT) FOR INCOME
TAXES                                                                146,000                 (998,000)                   37,000
                                                       -----------------------   ----------------------   -----------------------
NET EARNINGS (LOSS)                                      $           260,000        $      (1,779,000)      $            67,000
Other comprehensive income, net of tax:
Unrealized holding (loss) gain on
securities arising during period                                     (18,000)                 (12,000)                    5,000
                                                       -----------------------   ----------------------   -----------------------
Net comprehensive earnings (loss)                        $           242,000        $      (1,791,000)      $            72,000
                                                       =======================   ======================   =======================
NET EARNINGS (LOSS) PER
COMMON SHARE - BASIC AND
DILUTED                                                  $               .10         $           (.66)       $              .02
                                                       =======================   ======================   =======================
Weighted average number of shares
      outstanding - diluted                                        2,710,000                2,711,000                 2,707,000
                                                       =======================   ======================   =======================

  The accompanying notes are an integral part of these financial statements.

                         JACLYN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 2000, 1999 AND 1998

---------------------------------------------------------------------------------------------------------------------------------
                                                                          2000                    1999                      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                $        260,000        $     (1,779,000)      $         67,000
Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                                       247,000                 322,000                362,000
        Deferred income taxes                                              (116,000)             (1,224,000)              (141,000)
        Provision for doubtful accounts                                      23,000                 (78,000)              (143,000)
        (Gain) loss on sale of fixed assets                                      -                 (324,000)                 4,000
         Write-off of goodwill                                                   -                1,124,000                    -
        Amortization of goodwill                                             95,000                 118,000                155,000
         Non-cash compensation                                                   -                       -                  84,000
Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                          (42,000)             (3,628,000)             5,648,000
        (Increase) decrease in inventories                               (2,277,000)              3,260,000              1,985,000
        Decrease (increase) in prepaid expenses and
              other current assets                                          331,000                (314,000)             1,156,000
       Decrease (increase) in security deposits, other assets
              and non current liabilities                                    65,000                  (3,000)                 5,000
       Increase (decrease) in accounts payable and
             other current liabilities                                    1,286,000               1,101,000             (5,056,000)
                                                                  -------------------    --------------------  --------------------
Net cash (used in) provided by operating activities                        (128,000)             (1,425,000)             4,126,000
                                                                  -------------------    --------------------  --------------------

                                                                                                                         (Continued)


JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

---------------------------------------------------------------------------------------------------------------------------------
                                                                            2000                    1999                  1998
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                       (59,000)               (196,000)             (304,000)
    Proceeds from sale of property                                                -                  521,000                60,000
    Purchases of securities available for sale                                    -                       -             (1,103,000)
    Proceeds from sales of securities available for sale                          -                1,061,000             1,980,000
    Acquisition of certain assets of Banner Industries of
        New York, Inc.                                                            -               (2,861,000)                  -
                                                                   -------------------     -------------------    ------------------
Net cash (used in) provided by investing activities                          (59,000)             (1,475,000)              633,000
                                                                   -------------------     -------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) decrease in notes payable - bank                             (505,000)              1,775,000            (4,163,000)
    Repurchase of common stock                                               (44,000)                     -                    -
                                                                   -------------------     -------------------    ------------------
Net cash (used in) provided by financing activities                         (549,000)              1,775,000            (4,163,000)
                                                                   -------------------     -------------------    ------------------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                              (736,000)             (1,125,000)              596,000
                                                                   -------------------     -------------------    ------------------
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                    1,051,000               2,176,000             1,580,000
                                                                   -------------------     -------------------    ------------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                    $       315,000        $      1,051,000        $    2,176,000
                                                                   -------------------     -------------------    ------------------
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                         $        80,000        $          4,000        $      182,000
                                                                   -------------------     -------------------    ------------------
    Income taxes                                                     $       139,000        $        202,000        $      872,000
                                                                   -------------------     -------------------    ------------------
NON-CASH ITEMS:
    Unrealized gain on securities available for sale                 $         8,000        $         36,000        $       35,000
                                                                   -------------------     -------------------    ------------------

   The accompanying notes are an integral part of these financial statements
                                  (Concluded)


JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2000, 1999, AND 1998
----------------------------------------------------------------------------------------------------------------------------------

                                                          COMMON STOCK
                                            ----------------------------------------        Additional               Accumulated
                                                Shares                Amount                 Paid-in                Comprehensive
                                                                                             Capital                   Income
                                            -----------------   --------------------    -------------------    -------------------
BALANCE, JUNE 30, 1997                         3,368,733          $      3,369,000        $    12,117,000        $       30,000
Unrealized gain on securities available
for sale  at July 1, 1997                             -                         -                      -                  5,000
Net earnings, year ended June 30,1998                 -                         -                      -                     -
Issuance of treasury shares                           -                         -                      -                     -
ESOP loan repayment                                   -                         -                      -                     -
                                            -----------------   --------------------    -------------------    -------------------
BALANCE, JUNE 30, 1998                         3,368,733                 3,369,000             12,117,000                35,000
Unrealized loss on securities available
for sale at July 1, 1998                              -                         -                      -                (12,000)
Net loss, year ended June 30,1999                     -                         -                      -                     -
ESOP loan repayment                                   -                         -                      -                     -
                                            -----------------   --------------------    -------------------    -------------------
BALANCE, JUNE 30, 1999                         3,368,733                  3,369,000             12,117,000               23,000
Unrealized loss on securities available
for sale at July 1, 1999                              -                         -                      -               (18,000)
Net earnings, year ended June 30, 2000                -                         -                      -                     -
Repurchase of Common Stock                            -                         -                      -                     -
                                            -----------------   --------------------    -------------------    -------------------
BALANCE, JUNE 30, 2000                         3,368,733                 $3,369,000        $    12,117,000        $       5,000
                                            =================   ====================    ===================    ===================




JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2000, 1999, AND 1998
----------------------------------------------------------------------------------------------------------------------------------

                                                                                TREASURY STOCK
                                                                   -----------------------------------------


                                                                                                                  Guaranteed
                                                Retained                                                          Bank Loan -
                                                Earnings              Shares                 Amount                  ESOP
                                            -----------------   --------------------    -------------------    -------------------
BALANCE, JUNE 30, 1997                       $    9,789,000           677,328            $    7,011,000         $       509,000
Unrealized gain on securities available
for sale  at July 1, 1997                                 -                 -                         -                       -
Net earnings, year ended June 30,1998                67,000                 -                         -                       -
Issuance of treasury shares                        (123,000)          (20,000)                 (207,000)                      -
ESOP loan repayment                                       -                 -                         -                (453,000)
                                            -----------------   --------------------    -------------------    -------------------
BALANCE, JUNE 30, 1998                            9,733,000           657,328                 6,804,000                  56,000
Unrealized loss on securities available
for sale at July 1, 1998                                  -                 -                         -                       -
Net loss, year ended June 30,1999                (1,779,000)                -                         -                       -
ESOP loan repayment                                       -                 -                         -                       -
                                            -----------------   --------------------    -------------------    -------------------
BALANCE, JUNE 30, 1999                            7,954,000           657,328                   6,804,000                     -
Unrealized loss on securities available
for sale at July 1, 1999                                  -                 -                         -                       -
Net earnings, year ended June 30, 2000              260,000                 -                         -                       -
Repurchase of Common Stock                                -            20,000                    44,000                       -
                                            -----------------   --------------------    -------------------    -------------------
BALANCE, JUNE 30, 2000                      $     8,214,000           677,328            $    6,848,000         $             -
                                            -----------------   --------------------    -------------------    -------------------


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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash in excess of daily requirements is invested in certificates of deposits and money market funds with original maturities of three months or less. Such investments are presented as cash equivalents.

Fair Value of Financial Instruments
The carrying amount of cash, accounts receivable, accounts and notes payable and accrued expenses are assumed to approximate fair value due to their short maturities. The carrying value of the bank loan, which bears interest at a variable rate, approximates fair value. Securities are recorded at fair value, which is based principally on quoted market prices.

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

Segment Reporting
The Company operates in a single operating segment -- the manufacture of women's handbag, apparel and related accessories. Revenues from customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three years was as follows:

                                                   Year ended June 30,

Product Category                          2000           1999            1998
----------------                          ----           ----            ----
Handbags                                  58%            66%             65%
Women's apparel                           42%            34%             35%
Total                                     100%           100%            100%


During the year ended June 30, 2000, 1999 and 1998, sales revenues derived from one customer were 17%, 16% and 15%, respectively. Sales to a second customer were 10%, 11% and 12%, respectively, and to a third customer were 10%, 5% and 10% respectively. The loss of any one of these customers would have a material adverse affect on the Company's operations.

The Company relies on suppliers to purchase a variety of raw materials. The Company had one supplier who in the aggregate constituted 10% of the Company's purchases for the year ended June 30, 2000. The loss of any one of these suppliers would not have a material adverse affect on the Company's operations.

Recently Issued Accounting Standards
In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the Company for the year ending June 30, 2001, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has no derivative instruments and as such has determined that the application of SFAS No. 133 will not have a material impact on its financial position or results of operations.

In November 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition". This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or service has been rendered; the seller's price to the buyer is fixed or determinable; and the amount to be collected is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this Bulletin does not have an impact on its financial statements.

Reclassifications
Certain items in prior years have been reclassified for comparative purposes.

NOTE B - INVENTORIES

Inventories consist of the following:

                                                       June 30,
                                                 2000            1999
                Raw material                 $4,611,000       $3,466,000
                Work in process               1,970,000        1,057,000
                Finished goods                2,037,000        1,818,000
                                             ----------       ----------
                                             $8,618,000       $6,341,000
                                             ==========       ==========

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:


                                                                                                         June 30,
                                                                                              2000                      1999
                                        Land                                              $  162,000                $  162,000
                                        Buildings                                          1,181,000                 1,181,000
                                        Machinery and equipment                            1,626,000                 1,572,000
                                        Furniture and fixtures                               384,000                   395,000
                                        Leasehold improvements                               800,000                   784,000
                                        Automobiles and trucks                                95,000                    95,000
                                                                               -----------------------   -----------------------
                                                                                           4,248,000                 4,189,000
                                        Less accumulated
                                        depreciation and amortization                      3,243,000                 2,996,000
                                                                               -----------------------   -----------------------
                                                                                          $1,005,000                $1,193,000
                                                                               =======================   =======================

NOTE D - COMMITMENTS

The Company leases office facilities under non-cancelable leases that expire in various years through the year 2006.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:


                                                              Year Ended                  Office and Showroom
                                                               June 30,                        Facilities
                                                                 2001                   $               403,000
                                                                 2002                                   357,000
                                                                 2003                                   188,000
                                                                 2004                                   127,000
                                                                 2005                                   131,000
                                                              After 2005                                 38,000


Rental expense, including real estate taxes, for all operating leases, totaled $454,000, $481,000, and $634,000 for 2000, 1999 and 1998, respectively.

NOTE E - CREDIT FACILITIES

The Company has a line of credit with a bank for short-term loans, letters of credit and bankers acceptances amounting to $20,000,000. At June 30, 2000 and 1999, the Company was contingently obligated on open letters of credit for approximately $8,930,000 and $7,483,000, respectively. The Company can borrow up to $10,000,000 with the Company's inventory and accounts receivable pledged to the bank as collateral, provided it maintains a minimum quick ratio requirement of 1 to 1 and a minimum tangible net worth of $14,000,000. Borrowing on the short-term line of credit was $1,270,000 and $1,775,000 as of June 30, 2000 and 1999, respectively. There was no borrowing on the bankers acceptance line as of June 30, 2000 and 1999. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at June 30, 2000 was 9.50%. During fiscal 2000, the average amount outstanding under the short-term line was $991,000 with a weighted average interest rate of 8.46%. During 1999, the average amount outstanding under the short-term line was $115,000 with a weighted average interest rate of 8.0%. The maximum amount outstanding during fiscal 2000 and fiscal 1999 was $3,160,000 and $2,270,000, respectively.


NOTE F - STOCK OPTIONS

The Company has an Incentive Stock Option Plan (the "Plan") permitting the granting of options to purchase up to 500,000 shares of common stock. Under the Plan, the option price cannot be less than the fair market value of the stock as of the date of the granting of the option and 110% of the fair market value for certain management employees. Options, which may be granted to October 2000, are exercisable as determined by the Board of Directors.

As permitted under SFAS 123, "Accounting for Stock-Based Compensation" the Company has elected not to adopt the fair value based method of accounting for its stock based compensation. The Company will continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net earnings (loss) would have been $236,000 and $(1,819,000) and $43,000 for 2000 and 1999, and 1998, or ($.09) and ($.67) and
$.02 per diluted share, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1997.

Stock option transactions are summarized below:


                                             2000                               1999                              1998
                                                   Weighted                           Weighted                          Weighted
                                                    Average                           Average                            Average
                                                   Exercise                           Exercise                          Exercise
                                   Shares            Price            Shares           Price            Shares            Price
Outstanding -
beginning of year                 339,661         $    5.86          267,045          $  9.35            270,817         $ 9.33

Granted                             8,000              2.75          150,000             2.35               -                 -

Exercised                              -                 -                -               -                 -                 -

Forfeited                              -                 -           (77,384)           10.61          (3,772)             8.58
                              --------------------------------------------------------------------------------------------------
Outstanding - end of
year                              347,661         $     4.09          339,661          $ 5.86         267,045           $  9.35
                              ==================================================================================================
Exercisable - end of
year                              347,661         $     4.09          339,661          $ 5.86         267,045           $  9.35

Weighted-average
fair value of options
granted during the
year                                              $    1.51                            $ 1.66                           $     -


The following table summarizes information about stock options outstanding at June 30, 2000:



                         Options Outstanding                                                            Option Exercisable
--------------------------------------------------------------------------------------   -------------------------------------------
                                              Weighted-
                          Number               Average                                           Number
    Range of           Outstanding            Remaining              Weighted                 Exercisable             Weighted
    Exercise           at June 30,           Contractual              Average                 at June 30,              Average
     Prices                2000              Life (Yrs)           Exercise Price                  2000             Exercise Price
--------------------------------------------------------------------------------------   -------------------------------------------
$2.25-
$12.38                   347,661               4.45                   $4.09                     347,661                $4.09
--------------------------------------------------------------------------------------   -------------------------------------------

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2000: risk-free interest rate of 6.15%, expected life of 10 years; expected volatility of 28.85%; dividend yield of 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

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


NOTE H - INCOME TAXES

The components of the Company's tax provision (benefit) for each of the three years ended June 30, are as follows:

                                                                                June 30,
                                                       2000                        1999                     1998
Current:
  Federal                                              $      -                   $      -                $   (9,000)
  State and Local                                           7,000                      7,000                  17,000
  Foreign                                                 255,000                    219,000                 170,000
                                                     ----------------           ----------------          --------------
                                                          262,000                    226,000                 178,000
Deferred:
   Federal and State                                     (116,000)                (1,224,000)               (141,000)
                                                     ----------------           ----------------         ---------------
Provision (benefit)                                    $  146,000                 $ (998,000)                $37,000
                                                     ================           ================         ===============

A reconciliation between the provision for income taxes computed by applying the federal statutory rate to income before income taxes and the actual provision for income taxes is as follows:


-----------------------------------------------------------------------------------------------------------------------------------
June 30,                                                                  2000                  1999                   1998
-----------------------------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes at statutory rate                    34.0%                (34.0)%                 34.0%
State and local income taxes net of federal tax                            0.5                  (5.2)                   5.0
benefit
Tax exempt interest                                                       (5.7)                  2.2                   (2.0)
Other                                                                      7.2                   1.0                    1.4
                                                                     ------------            -----------             ----------
Effective tax rate percent                                                36.0%                (36.0)%                 35.6%
                                                                     ============            ===========             ==========



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of June 30, 2000, 1999 and 1998 are as follows:

--------------------------------------   -----------------------------------------    ----------------------------------------------
June 30,                                                   2000                                            1999
--------------------------------------   -----------------------------------------    ----------------------------------------------
                                              Assets           Liabilities                      Assets              Liabilities
Depreciation
and amortization                              $          -              $852,000         $              -                 $818,000
Leases                                                   -               138,000                        -                  155,000
Foreign taxes                                                                                      73,000                        -
                                                   328,000                     -
Inventory                                                                                         549,000                        -
                                                   551,000                     -
Bad debt, sales allowances and
other reserves                                     343,000                     -                  407,000                        -
NOL and tax credit
carryforwards                                    1,511,000                     -                1,407,000                        -
Other                                              537,000                75,000                  776,000                  150,000
                                         -------------------   -------------------    ---------------------     --------------------
                                                $3,270,000            $1,065,000               $3,212,000               $1,123,000
                                         -------------------   -------------------    ---------------------     --------------------

As of June 30, 2000 the Company has a Net Operating Loss Carryforward of $2,900,000 for income tax purposes that expire between the years 2013 and 2019.

NOTE I - RECENT ACQUISITION

On January 11, 1999, the Company completed the acquisition of certain assets of Banner Industries of New York, Inc., which manufactures and distributes its women's apparel to catalog companies. The Company paid approximately $2.9 million for certain inventory, fixed assets and goodwill. The Company recorded $1,300,000 of goodwill which is being amortized over 15 years.

NOTE J - EMPLOYEE'S BENEFIT PLANS

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


Fiscal Year Ended June 30,                                                           2000                      1999

CHANGE IN BENEFIT OBLIGATION:
   Net benefit obligation at beginning of year                         $              3,092,000     $        2,872,000
   Service cost                                                                         191,000                166,000
   Interest cost                                                                        203,000                195,000
   Actuarial (gain) loss                                                                 (6,000)               194,000
   Gross benefits paid                                                                 (162,000)              (335,000)
                                                                   -----------------------------------------------------
   Net benefit obligation at end of year                               $              3,318,000     $        3,092,000
                                                                   =====================================================

CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of year                      $              2,868,000     $        2,383,000
   Employer contributions                                                                     -                761,000
   Gross benefits paid                                                                 (162,000)              (335,000)
   Actual return on plan assets                                                          92,000                 59,000
                                                                   -----------------------------------------------------
   Fair value of plan assets at end of year                                           2,798,000              2,868,000
                                                                   =====================================================
   Funded status at end of year                                                        (520,000)              (224,000)
   Unrecognized net actuarial loss                                                      877,000                826,000
   Unrecognized transition amount                                                      (165,000)              (204,000)
   Unrecognized prior service cost                                                        3,000                  3,000
                                                                   -----------------------------------------------------
   Prepaid benefit costs                                               $                195,000     $          401,000
                                                                   =====================================================



Pension expenses includes the following components:
Fiscal Year Ended June 30,                                                              2000                    1999

COMPONENTS OF NET PERIODIC BENEFIT COST:
   Service cost                                                           $               191,000   $            166,000
   Interest cost                                                                          202,000                195,000
   Expected return on assets                                                             (188,000)              (169,000)
   Amortization of prior service cost                                                       1,000                  1,000
   Amortization of transition (assets)                                                    (39,000)               (39,000)
   Amortization of actuarial loss                                                          39,000                 32,000
                                                                        --------------------------------------------------
   Net periodic benefit cost                                              $               206,000   $            186,000
                                                                        ==================================================


Assumptions used in determining the net pension charges were:

June 30,                                                                              2000                     1999%
Discount rates                                                                              6.75%                   6.75%
Rates of increase in compensation levels                                                    3.50%                   3.00%
Expected long-term rate of return on assets                                                 6.75%                   6.50%


The Company maintains a non-contributory Employee Stock Ownership Plan (the "ESOP") and Trust, for its employees who are not covered by a collective bargaining agreement.

Contributions to the ESOP are at the discretion of the Company's Board of Directors. ESOP expense was approximately $-0- and $56,000 for the years ended June 30,2000 and June 30, 1999, which includes $-0- and $ 54,000 of compensation expense and $-0- and $2,000 of interest expense, respectively. Compensation expense related to the plan is based upon the number of shares allocated to participants in the current year.

Vesting occurs after five years of service. However, if the ESOP is deemed "top-heavy", vesting will occur at the rate of 20% per year after the completion of the second year of service.

NOTE K - NET EARNINGS PER SHARE

The Company's calculation of Basic and Diluted Net Earnings (Loss) Per Share are as follows (in thousands, except per share amounts) :



                                                                                       Year Ended June 30,
                                                                       2000                   1999                    1998
Basic Net Earnings (Loss) Per Share:
-----------------------------------
Net Earnings (Loss)                                              $            260       $         (1,779)       $              67
                                                               --------------------   --------------------    ---------------------
Basic Weighted Average Shares Outstanding                                   2,696                  2,711                    2,701
                                                               --------------------   --------------------    ---------------------
Basic Net Earnings (Loss) Per Common Share                                   $.10                  ($.66)                    $.02
                                                               --------------------   --------------------    ---------------------

Diluted Net Earnings (Loss) Per Share:
-------------------------------------
Net Earnings (Loss)                                              $            260       $         (1,779)       $              67
                                                               --------------------------------------------------------------------
Basic Weighted Average Shares Outstanding                                   2,696                  2,711                    2,701
Add: Dilutive Options                                                          14                     (a)                       6
                                                               --------------------   --------------------    ---------------------
Diluted Weighted Average Shares Outstanding                                 2,710                  2,711                    2,707
                                                               --------------------   --------------------    ---------------------
Diluted Net Earnings (Loss) Per Common Share                                 $.10                  ($.66)                    $.02
                                                               --------------------   --------------------    ---------------------


Options to purchase 208,000 and 340,000 common shares were outstanding as of June 30, 2000, and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeds the average market price and would have been anti-dilutive.

(a) Options are not considered part of the diluted weighted average share calculation where there is a loss for the period, since they would be anti-dilutive.

NOTE L - UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data, in thousands of dollars except for per share amounts, for the fiscal years ended June 30, 2000 and 1999, are as follows:

                                                                              Three Months Ended
                                   ------------------------------------------------------------------------------------------------
                                        June 30,                March 31,                December 31,                  September 30,
                                          2000                    2000                       1999                         1999
Net sales                              $      21,854        $          16,093        $              18,478         $       15,472
Gross profit                                   4,728                    4,140                        4,614                  4,232
Net earnings                                      45                       26                          102                     87
Net earnings per
common share  - basic
and diluted                            $         .02        $             .01        $                 .04         $          .03


                                                                              Three Months Ended
                                   ------------------------------------------------------------------------------------------------


                                           June 30,                  March 31,                 December 31,           September 30,
                                             1999                      1999                      1998                     1998

Net sales                             $       17,732        $          12,255        $              13,134              $  15,645
Gross profit                                   4,017                    2,660                        2,944                  4,272
Net earnings (loss)                               30                   (1,458)                        (434)                    83
Net earnings (loss) per
common share - basic
and diluted                                     $.01                    ($.54)                       ($.16)                  $.03


JACLYN, INC. AND SUBSIDIARIES


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------

                                        Column A                        Column C                          Column D       Column E

                                                                        Additions
                                                     -----------------------------------------------
                                                         Charged                 Charged
                              Balance at               (Credited)                   to                                   Balance at
                              beginning               to costs and               accounts            Deductions            end of
Description                   of period                 expenses                   (1)                  (2)                period
Year ended June
30, 2000                       $415,000                  $23,000                 $31,000               $427,000            $42,000
                           --------------          -----------------          ----------------     ---------------     ------------
Year ended June
30, 1999                       $483,000                 ($78,000)                $10,000                 $ -0-            $415,000
                           --------------          -----------------          ----------------     ---------------     ------------
Year ended June
30, 1998                       $724,000                ($143,000)                 $1,000                $99,000           $483,000
                           --------------          -----------------          ----------------     ---------------     ------------

(1) Collection of amounts previously written off.
(2) Fully reserved accounts eliminated.

       =================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ________________________________________

                                    EXHIBITS
                                       to
                           ANNUAL REPORT ON FORM 10-K
                              FOR THE FISCAL YEAR
                              ENDED JUNE 30, 2000

                    ________________________________________

                                  JACLYN, INC.

       =================================================================

                                 EXHIBIT INDEX
                                 -------------

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

10(b) Lease dated January 27, 1999 with Ruth R. Abrams LLC, Rosalie Abrams Katz, First Half Realty Co., Inc. and Second Half Realty Co., Inc. relating to office and showroom facilities located in New York, New York (incorporated herein by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

10(c) Lease dated October 14, 1998 with Statecourt Enterprises, Inc. relating to office and showroom facilities located in New York, New York (incorporated herein by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

10(d) Incentive Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).

10(e) 1984 Employee Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Reg istrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1989).*


10(f) 1990 Stock Option Plan of the Registrant, as amended (incorporated herein by reference to Exhibit 10(g) to the

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

10(h) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

10(i) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

10(j) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

10(k) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

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

10(s) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

10(t) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Richard Chestnov (incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

10(u) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Albert Safer (incorporated by reference to Exhibit 10(u) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

10(v) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, for the fiscal year ended June 30, 1998).*

10(w) Purchase and Sale Agreement dated January 11, 1999 between Banner Industries of New York, Inc. and Jaclyn, Inc.(incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, dated January 26, 1999).

10(x) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Richard Chestnov.

10(y) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Albert Safer.

10(z) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Martin Brody.

10(aa) Non-Qualified Stock Option Contract dated June 12, 2000, between the Registrant and Norman Axelrod.

21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1995).

27        Financial Data Schedule.

____________________
*Management contract or compensatory plan or arrangement