Form 10-Q
period 2000-09-30
JACLYN INC
filed 2000-11-13
CIK 52969

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000
                                    ------------------

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

                                (201) 868-9400
                ----------------------------------------------
             (Registrant's telephone number, including area code)


                                        NONE
               ------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since lastreport)


Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No_____
                                              -----



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                          Outstanding at November 1, 2000
------------------------------------     -------------------------------
Common Stock, par value $1 per share               2,646,891

                         JACLYN, INC. AND SUBSIDIARIES

                                     INDEX




                                                                                            Page No.
                                                                                            --------
Part I.  Financial Information:


Item 1
       Condensed Consolidated Balance Sheets -
           September 30, 2000 (unaudited) and June 30, 2000 (derived from audited financial
           statements)                                                                          3

       Condensed Consolidated Statements of Earnings -
           Three Months Ended September 30, 2000 and 1999 (unaudited)                           4

       Condensed Consolidated Statements of Cash Flows - Three Months
           Ended September 30, 2000 and 1999 (unaudited)                                        5

       Notes to Condensed Consolidated Financial Statements                                     6


Item 2
       Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  9

Item 3
       Quantitative and Qualitative Disclosures about Market Risk                               12


Part II. Other Information:


Item 6
       Exhibits and reports on Form 8-K                                                         13

       Signatures                                                                               13


                        PART 1.  FINANCIAL INFORMATION
                         JACLYN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                September 30,    June 30,
                                                     2000          2000
                                                (Unaudited)    (See below)
                                                -------------  -------------
                                  ASSETS

CURRENT ASSETS:

Cash and cash equivalents                    $         571     $       315

Securities available for sale                        1,628           1,632

Accounts receivable, net                            11,625           9,694

Inventory                                            9,028           8,618

Prepaid expenses and other assets                    3,114           2,892
                                             -------------     -----------
TOTAL CURRENT ASSETS                                25,966          23,151

PROPERTY, PLANT AND EQUIPMENT, net                   1,000           1,005

OTHER ASSETS                                         2,344           2,360
                                             -------------     -----------
     TOTAL ASSETS                            $      29,310     $    26,516
                                             =============     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable - bank                         $     5,195     $     1,270

  Accounts payable                                   4,165           4,882

  Other current liabilities                          2,004           2,442
                                             -------------     -----------
TOTAL CURRENT LIABILITIES                           11,364           8,594
                                             -------------     -----------
DEFERRED INCOME TAXES                                1,065           1,065

COMMITMENTS

STOCKHOLDERS' EQUITY:

  Common stock                                       3,369           3,369

  Additional paid-in capital                        12,117          12,117

  Retained earnings                                  8,348           8,214

  Accumulated other comprehensive income                 6               5
                                             -------------     -----------
                                                    23,840          23,705

Less:  Common shares in treasury at cost             6,959           6,848
                                             -------------     -----------
TOTAL STOCKHOLDERS' EQUITY                          16,881          16,857
                                             -------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    29,310     $    26,516
                                             =============     ===========

The June 30, 2000 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                   (In Thousands, Except Per Share Amounts)





                                                          Three Months Ended

                                                            September 30,


                                                          2000        1999
                                                         -------    -------

Net sales                                               $   20,117  $  15,472

Cost of goods sold                                          15,468     11,240
                                                        ----------  ---------
Gross profit                                                 4,649      4,232
                                                        ----------  ---------


Shipping, selling and administrative expenses                4,365      4,081

Interest expense                                               104         38

Interest income                                                 29         23
                                                        ----------  ---------
                                                             4,440      4,096
                                                        ----------  ---------
Earnings before income taxes                                   209        136

Provision for income taxes                                      75         49
                                                        ----------  ---------
Net earnings                                            $      134  $      87
                                                        ==========  =========
Net earnings per common share - basic and diluted       $      .05  $     .03
                                                        ==========  =========

Weighted average number of shares outstanding - diluted      2,680      2,729
                                                        ==========  =========


See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                                                   Three Months Ended

                                                                                     September 30,

                                                                                    2000       1999
                                                                                    ----       ----
Cash Flows From Operating Activities:
Net Earnings                                                                     $     134    $     87
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization                                                           85         101
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable, net                                  (1,931)        618
   Increase in inventory                                                              (410)       (246)
   (Increase) decrease in prepaid expenses and other assets                           (222)        455
   Decrease in accounts payable and other current liabilities                       (1,155)     (1,502)
                                                                                  ---------    -------
 Net cash used in operating activities                                              (3,499)       (487)
                                                                                  ---------   --------

Cash Flows From Investing Activities:
   Purchase of property and equipment                                                  (64)        (10)
   Purchase of marketable securities - available for sale                              405          -
   Maturities of  marketable securities - available for sale                          (400)         -
                                                                                   --------   --------
Net cash used in investing activities                                                  (59)        (10)
                                                                                   --------   --------

Cash Flows From Financing Activities:
    Increase (decrease) in loans payable - bank                                      3,925        (180)
    Repurchase of common stock                                                        (111)         -
                                                                                  ---------   --------
Net cash provided by (used in) financing activities                                  3,814        (180)
                                                                                  ---------   --------
Net Increase (Decrease) in Cash and Cash Equivalents                                   256        (677)
Cash and Cash Equivalents, beginning of period                                         315       1,051
                                                                                 ---------    --------
Cash and Cash Equivalents, end of period                                         $     571   $     374
                                                                                 ---------    --------

Supplemental Information:

Interest paid                                                                    $      76    $     26
                                                                                 ---------    --------
Taxes paid                                                                       $       1    $      2
                                                                                 ---------   ---------



See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2000 and the condensed consolidated statements of earnings and cash flows for the three month periods ended September 30, 2000 and 1999 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report to Stockholders. The results of operations for the period ended September 30, 2000 are not necessarily indicative of operating results for the full fiscal year.

2. In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has no derivative instruments and as such has determined that the application of SFAS No. 133 does not have a material impact on its financial position or results of operations.

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

4. The Company's schedule of Net Comprehensive Income are as follows (in thousands):


                                                                    Three Months Ended

                                                                       September 30,

                                                                      2000       1999
                                                                     -----      -----

Net earnings                                                       $   134    $    87

Other comprehensive income, net of tax:
   Unrealized holding gain on securities arising during period     $     1          -
                                                                  --------   --------

Net comprehensive income                                           $   135    $    87


5. The Company's calculation of Basic and Diluted Net Earnings Per Common Share are as follows (in thousands, except per share amounts) :

                                                               Quarter Ended September 30,

                                                                   2000         1999
                                                                  ------       ------

Basic Net Earnings Per Common Share:
---------------------------------------
Net Earnings                                                      $    134     $   87
                                                                  --------     ------
Basic Weighted Average Shares Outstanding                            2,673      2,711
                                                                  --------     ------
Basic Net Income Per Common Share                                 $    .05      $ .03
                                                                  --------     ------

Diluted Net Earnings Per Common Share:
--------------------------------------

Net Earnings                                                      $   134      $   87
                                                                  -------      ------
Basic Weighted Average Shares Outstanding                           2,673       2,711
Add: Dilutive Options                                                   7          18
                                                                  -------      ------
Diluted Weighted Average Shares Outstanding                         2,680       2,729
                                                                  -------      ------
Diluted Net Earnings Per Common Share                             $   .05      $  .03
                                                                  -------      ------

Options to purchase 142,000 and 340,000 common shares were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

  5. Inventories consist of the following components (in thousands):

                                          September 30,        June 30, 2000

                                             2000                  2000


  Raw materials                        $         2,137         $     4,611
  Work in process                                2,944               1,970
  Finished goods                                 3,947               2,037
                                       ---------------         -----------
                                        $        9,028         $     8,618
                                       ---------------         -----------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF


                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $256,000 during the three-month period ended September 30, 2000 to $571,000 from $315,000 at June 30, 2000. Net cash was used for operating activities mostly to fund accounts receivable totaling $1,931,00, pay down accounts payable and other current liabilities of $1,155,000, an increase in inventory of $410,000 and an increase in prepaid expenses and other current assets totaling $ 222,000. Net cash used in operating activities was funded, in part, by Company borrowings of $3,925,000. The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 150,000 shares of the Company's Common Stock. Purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds and/or from its bank credit facility. As of September 30, 2000 the Company repurchased 56,700 shares of its Common Stock at a cost of $155,000.

The Company has an agreement with a bank for a line of credit which extends through June 30, 2001. The credit facility provides the Company with short-term loans, letters of credit and bankers acceptances amounting to $20,000,000. The Company can borrow up to $10,000,000 with the Company's inventory and accounts receivable is pledged to the bank as collateral, provided it maintains a minimum quick ratio of 1 to 1, as well as a minimum tangible net worth of $14,000,000.

The Company believes that funds provided by operations, existing working capital and the Company's bank line of credit will be sufficient to meet foreseeable working capital needs.
There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS

Net sales were $20,117,000 during the three-month period ended September 30, 2000 compared to $15,472,000 in the three-month period ended September 30, 1999. This quarter's increase in net sales was mostly the result of improved women's sleepwear division sales, along with a higher level of women's apparel sales volume.

The gross profit percentage was lower at 23.1% this quarter as compared to 27.4% in last year's same quarter due primarily to lower margins in the women's apparel division.

Shipping, selling and administrative expenses increased $284,000 in the first quarter versus the prior years comparable period. However, as a percentage of net sales, shipping, selling and administrative expenses decreased by 4.7% mainly due to the relative level of fixed costs compared to higher net sales.

Interest expense of $104,000 in the first quarter of fiscal 2000 compares with $38,000 in the prior comparable period as a result of higher bank borrowing used to fund much higher levels of inventory this period versus last year's same period. Other income was higher by $6,000 in the first quarter of the current fiscal year compared to the fiscal 2000 first quarter due to a slightly higher rate of return on invested funds.

Earnings before income taxes this three-month period as compared to the equivalent period of fiscal 1999 were higher due primarily to increased sales, offset somewhat by higher shipping, selling and administrative expenses and higher interest expense discussed above. Net earnings for the quarter ended September 30, 2000 of $134,000 compared to net earnings for the same period last year of $87,000.

RECENTLY ISSUED ACCOUNTING STANDARDS


In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company has no derivative instruments and as such has determined that the application of SFAS No. 133 does not have a material impact on its financial position or results of operations.

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

PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


a)  Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      JACLYN, INC.
                                      -------------------------
                                      (Registrant)


November 13, 2000                     /s/Allan Ginsburg
-----------------                     ----------------------------
                                      Allan Ginsburg
                                      Chairman of the Board


November 13, 2000                     /s/ Anthony Christon
-----------------                     ------------------------
                                      Anthony Christon
                                      Vice President
                                      Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.           Description                       Page No.
-----------           -----------                       --------

   27             Financial Data Schedules              15, 16