Form 10-Q
period 2000-12-31
JACLYN INC
filed 2001-02-14
CIK 52969

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2000
                                    -----------------

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


                                     NONE
            ------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----     ----



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at February 1, 2001
----------------------------------           -------------------------------
Common Stock, par value $1 per share                    2,567,291

                         JACLYN, INC. AND SUBSIDIARIES

                                     INDEX



                                                                                            Page No.
                                                                                            --------
Part I.  Financial Information:
Item 1

     Condensed Consolidated Balance Sheets -
          December 31, 2000 (unaudited) and June 30, 2000 (derived from audited financial
          statements)                                                                        3

     Condensed Consolidated Statements of Earnings -
          Three and Six Months Ended December 31, 2000 and 1999 (unaudited)                  4

     Condensed Consolidated Statements of Cash Flows - Six Months
          Ended December 31, 2000 and 1999 (unaudited)                                       5

     Notes to Condensed Consolidated Financial Statements                                    6


Item 2
     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                11

Item 3
     Quantitative and Qualitative Disclosures about Market Risk                              14


Part II.  Other Information:

Item 4
     Submission of Matters to a Vote Of Stockholders                                         15

Item 6
     Exhibits and reports on Form 8-K                                                        15

     Signatures                                                                              16

                         PART 1.  FINANCIAL INFORMATION
                         JACLYN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                  December 31,    June 30,
                                                     2000           2000
                                              ---------------   --------------
                                                (Unaudited)       (See below)

                        ASSETS
CURRENT ASSETS:

Cash and cash equivalents                            $   331      $   315

Securities available for sale                          1,332        1,632

Accounts receivable, net                              10,888        9,694

Inventory                                              5,487        8,618

Prepaid expenses and other assets                      2,933        2,892
                                              ---------------   ------------
TOTAL CURRENT ASSETS                                  20,971       23,151

PROPERTY, PLANT AND EQUIPMENT, net                     1,075        1,005
                                                            -
OTHER ASSETS                                           2,320        2,360
                                              ---------------   ------------
     TOTAL ASSETS                                    $24,366      $26,516
                                              ===============   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable - bank                                 $   875      $ 1,270

Accounts payable                                       3,517        4,882

Other current liabilities                              2,053        2,442
                                              ---------------   ------------
TOTAL CURRENT LIABILITIES                              6,445        8,594
                                              ---------------   ------------
DEFERRED INCOME TAXES                                  1,065        1,065

COMMITMENTS

STOCKHOLDERS' EQUITY:

Common stock                                           3,369        3,369

Additional paid-in capital                            12,117       12,117

Retained earnings                                      8,510        8,214

      Accumulated other comprehensive income              20            5
                                              ---------------   ------------
                                                      24,016       23,705

Less:  Common shares in treasury at cost               7,160        6,848
                                              ---------------   ------------
TOTAL STOCKHOLDERS' EQUITY                            16,856       16,857
                                              ---------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $24,366      $26,516
                                              ===============   ============

The June 30, 2000 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)





                                                   Three Months Ended             Six Months Ended

                                                      December 31,                  December 31,

                                                    2000        1999             2000              1999
                                                 ----------  ----------       ----------        ----------
Net sales                                        $   23,364  $   18,546       $   43,490        $   34,161

Cost of goods sold                                   18,528      13,864           33,995            25,104
                                                 ----------  ----------       ----------        ----------
Gross profit                                          4,836       4,682            9,495             9,057
                                                 ----------  ----------       ----------        ----------


Shipping, selling and administrative expenses         4,515       4,474            8,891             8,697

Interest expense                                        101          81              205               120

Interest income                                          33          33               63                56
                                                 ----------  ----------       ----------        ----------
                                                      4,583       4,522            9,033             8,761
                                                 ----------  ----------       ----------        ----------

Earnings before income taxes                            253         160              462               296

Provision for income taxes                               91          58              166               107
                                                 ----------  ----------       ----------        ----------
Net earnings                                     $      162  $      102       $      296        $      189
                                                 ==========  ==========       ==========        ==========
Net earnings per common share - basic
  and diluted                                    $      .06  $      .04       $      .11        $      .07
                                                 ==========  ==========       ==========        ==========
Weighted average number of shares outstanding     2,639,136   2,711,391        2,656,244         2,711,391
                                                 ==========  ==========       ==========        ==========



See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                                        Six Months Ended

                                                                                          December, 31

                                                                                          2000      1999
                                                                                       -------   -------
Cash Flows From Operating Activities:
Net earnings                                                                           $   296   $   189
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                              185       155
Deferred income tax                                                                         (2)        -
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable, net                                      (1,194)    2,904
   Decrease in inventories                                                               3,131       450
   (Increase) decrease in prepaid expenses and other current assets                        (39)      319
   Decrease in accounts payable and other current liabilities                           (1,754)   (1,993)
                                                                                     ---------  ---------
 Net cash provided by operating activities                                                 623     2,024
                                                                                     ---------  ---------

Cash Flows From Investing Activities:
   Purchase of property and equipment                                                     (215)      (43)
   Purchase of marketable securities - available for sale                                 (785)        -
   Maturities of  marketable securities - available for sale                             1,100         -
                                                                                     ---------  ---------
Net cash provided by (used in) investing activities                                        100       (43)
                                                                                     ---------  ---------

Cash Flows From Financing Activities:
   Decrease in notes payable - bank                                                       (395)   (1,680)
   Repurchase of common stock                                                             (312)
                                                                                     ---------  ---------
Net cash used in financing activities                                                     (707)   (1,680)
                                                                                     ---------  ---------
Net Increase in Cash and Cash Equivalents                                                   16       301
Cash and Cash Equivalents, beginning of period                                             315     1,051
                                                                                     ---------  ---------
Cash and Cash Equivalents, end of period                                               $   331   $ 1,352
                                                                                     ---------  ---------

Supplemental Information:
Interest paid                                                                          $   212   $    61
                                                                                     ---------  ---------
Taxes paid                                                                             $   260   $   133
                                                                                     ---------  ---------


See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:

    The accompanying unaudited condensed consolidated balance sheet as of December 31, 2000, the condensed consolidated statements of earnings for the three month and six month periods ended December 31, 2000 and 1999, and the condensed consolidated statement of cash flows for the six-month periods ended December 31, 2000 and 1999, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report to Stockholders. The results of operations for the period ended December 31, 2000 are not necessarily indicative of operating results for the full fiscal year.

2.  New Accounting Pronouncements:

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

3.  Supplemental Accounting Policies:

    Shipping and Handling Costs: Included in Shipping, Selling and Administrative expenses are all shipping and handling costs incurred by the Company. Included in revenues are all amounts billed to a customer in a sale transaction related to shipping and handling. Shipping and handling reimbursements included in revenue amounted to approximately $3,000 and $14,000 for the three and six months ended December 31, 2000, and $142,000 and $31,000 for the three and six months ended December 31, 1999, respectively.

    Revenue Recognition: Revenue is recognized at the time merchandise is shipped or received by a third party consolidator, normally the same day of the shipment. Sales returns, discounts and allowances are recorded as a component of net sales in the period in which the related revenue is recorded. Products are shipped directly to customers using third party carriers. The customer takes title and assumes the risks and rewards of ownership of the products when the merchandise leaves the Company's warehouse or is received by a third party consolidator, as applicable.

4.  Comprehensive Income:

    The Company's schedule of Net Comprehensive Income are as follows (in thousands):

                                            Three Months            Six Months

                                              Ended                   Ended

                                            December 31,            December 31,

                                            2000     1999         2000        1999
                                           -----    -----        -----       -----
Net earnings                               $ 162    $ 102        $ 296       $ 189

Other comprehensive income, net of tax:

Unrealized holding gain on securities
 arising during period                        14        -           15           -
                                       ----------   -----        ------      -----
Net comprehensive earnings                 $ 176    $ 102        $ 311       $ 189
                                       ==========   =====        ======      =====

5.   Earnings per Share:

     The Company's calculation of Basic and Diluted Net Earnings Per Common
          Share are as follows (in thousands, except per share amounts) :

                                       Three Months Ended         Six Months Ended

                                          December 31,              December 31,

                                       2000        1999             2000         1999
                                   ----------  ----------       ----------   ----------
Basic Net Earnings

Per Common Share:

Net Earnings                       $      162  $      102       $      296   $      189
                                   ----------  ----------       ----------   ----------
Basic Weighted Average Shares       2,639,136   2,711,391        2,656,244    2,711,391
                                   ----------  ----------       ----------   ----------
Basic Net Earnings

Per Common Share                   $      .06  $      .04       $      .11   $      .07
                                   ----------  ----------       ----------   ----------

Diluted Net Earnings Per Common
 Share:

Net Earnings                       $      162  $      102  $      296        $      189
                                   ----------  ----------  ----------        ----------
Basic Weighted Average Shares       2,639,136   2,711,391   2,656,244         2,711,391

Add: Dilutive Options                  22,421      17,455      25,929            17,455
                                   ----------  ----------  ----------        ----------
Diluted Weighted Average Shares     2,661,557   2,728,846   2,682,173         2,728,846
                                   ----------  ----------  ----------        ----------
Diluted Net Earnings

Per Common Share                   $      .06  $      .04  $      .11        $      .07
                                   ----------  ----------  ----------        ----------

Options to purchase 248,500 and 313,000 common shares were outstanding at December 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

6.  Inventories:

    Inventories consist of the following components (in thousands):

                                 December 31,            June 30,
                                    2000                   2000

   Raw materials               $    1,342             $    4,611


Work in process                     1,795                  1,970
Finished goods                      2,350                  2,037
                               ------------           ------------
                               $    5,487             $    8,618
                               ------------           ------------

7. Available-for-sale securities:

                                    Unrealized       Estimated
                                  ---------------
                        Cost       Gains   Losses     Fair Value
                     -----------  -------  ------     ----------
December 31, 2000
Municipal Bonds       $1,302,000  $30,000    $-0-     $1,332,000
June 30, 2000
Municipal Bonds       $1,624,000  $ 8,000    $-0-     $1,632,000

  The Company did not record realized gains and losses on available-for-sale securities during the six-months ended December 31, 2000 or during fiscal 2000 and 1999.

Maturities of available-for-sale securities at December 31, 2000 were:

                                                     Estimated
                                            Cost     Fair Value

Due in One Year or Less                  $      -0-  $      -0-

Due After One Year Through Five Years     1,302,000   1,332,000
                                         ----------  ----------
Total                                    $1,332,000  $1,343,000
                                         ==========  ==========

8.    Other Commitments:

      The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which agreements expire in various years through 2004. Aggregate minimum commitments by fiscal year are as follows:

                                   Minimum

                        Year     Commitments

                        2001        $421,600
                        2002         478,000
                        2003         381,400
                        2004           8,400

9.  Subsequent Event:


    As previously announced on January 19, 2001, the Company completed the acquisition of certain assets of I. Appel Corporation, which manufactures and distributes robes, dusters and loungewear to department stores. The aggregate purchase price for the acquisition was approximately $685,000 which will be paid from current working capital.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents increased $16,000 during the six-month period ended December 31, 2000 to $331,000 from $315,000 at June 30, 2000. Net cash was provided principally by a decrease in inventory of $3,131,000, mostly offset by an increase in accounts receivable totaling $1,194,000 and a decrease in accounts payable and other current liabilities of $1,754,000. Net cash of approximately $300,000 was provided by investing activities through the sale of marketable securities offset in part, by $215,000 for the purchase of property and equipment. Net cash used in investing activities of $707,000 consisted of repayments of the Company's bank line of credit totaling $395,000 as well as $312,000 used to repurchase shares of the Company's Common Stock as discussed below.

  The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 150,000 shares of the Company's Common Stock. Purchases can be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company is financing these repurchases from its own funds and/or from its bank credit facility. Under this program, the Company repurchased 36,700 and 66,700 shares of the Company's common stock at a cost of $112,000 and $200,000, for the first and second quarters ended September 30, and December 31, 2000, respectively. Since the inception of the program and through December 31, 2000, the Company repurchased 123,400 shares of its Common Stock at a cost of $356,000.

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



RESULTS OF OPERATIONS

Net sales were $23,364,000 and $43,490,000 during the three and six-month periods ended December 31, 2000 compared to $18,546,000 and $34,161,000 in the three and six-month periods ended December 31, 1999, respectively.

Net sales for the Women's Apparel category were $14,992,000 for quarter ended December 31, 2000, which reflects an increase in net sales of $5,286,000, or
54.5 %, from the same quarter in fiscal 2000. The sales increase for this category was primarily due to increased customer orders from existing customers of the women's apparel catalogue business, as well as higher volume from women's sleepwear products. For the six-month period ended December 31, 2000 net sales for the Women's Apparel category were $26,491,000 , or 59.4% higher than the prior fiscal year's same period, mostly attributable to the women's apparel catalogue business.

Net sales for the Handbags category were $8,372,000 for the three-month period ended December 31, 2000, a decrease of $468,000, or 5.3% below the same three-month period in the prior year, mostly reflecting a slowing demand for both medium and higher priced handbags. Fiscal 2001's six-month period ended December 31, 2000 had net sales of $16,999,000, or 3.1% less than the prior comparable six-month fiscal period, which totaled $17,542,000 for the same reasons with respect to the three-month period.

Gross margins were 20.7% and 21.8% in the three-month and six-month periods ended December 31, 2000 compared to 25.4% and 26.5% in the comparable periods ended December 31, 1999, respectively.

Gross margin for the Women's Apparel category in the three-month period ended December 31, 2000, declined by 2.6% to 17.9% from 20.5% in the prior comparable three-month period, mostly attributable to lower women's sleepwear margins due to higher off-price sales in the current period. For the six-month period ended December 31, 2000, gross margins were 20.6% for this category versus 18.1% in the prior year comparable period.

Gross margin for the Handbags category was 25.7% in the quarter ended December 31, 2000 compared to 30.5% in the similar prior year quarter. This lower gross margin reflects a drop in the Company's premium business gross margin due to product mix as well as slightly higher sales allowances for medium priced handbags. For the six-month period ended December 31, 2000, gross margins were 27.6% versus 32.1% in the prior year's comparable period for similar reasons.

Shipping, selling and administrative expenses totaling $4,515,000 were $41,000 greater than the second quarter in the prior year comparable period. However, as a percentage of net sales, shipping, selling and administrative expenses decreased from 24.1% to 19.3% mainly due to the relative level of fixed costs compared to higher net sales. For the six-month period, shipping, selling and administrative expenses were $8,891,000 (20.4% of net sales), or $194,000 higher than the same six-month period in the prior fiscal year which totaled $8,697,000 (25.5% of net sales).

Interest expense of $101,000 and $205,000 in the second quarter and six-months of fiscal 2001 is $20,000 and $85,000, respectively, higher than the prior comparable periods reflecting a higher level of borrowing under the Company's line of credit which was needed to fund the additional sales volume.

Interest income was unchanged in the three month period ended December 31, 2000, but higher by $7,000 in the first six months of the current fiscal year compared to the fiscal 2000 same period due to a slightly higher rate of return on invested funds during the first quarter of this fiscal year compared to the same period last year.

Earnings before income taxes the three-month period ended December 31, 2000 as compared to the equivalent prior fiscal period were higher due primarily to increased sales, offset somewhat by higher shipping, selling and administrative expenses and interest expense, discussed above. Net earnings for the three month period ended December 31, 2000 of $162,000 compares to net earnings for the same period last year of $102,000. For the six-month period ended December 31, 2000, net earnings were $296,000 versus $189,000 in the prior comparable period for the same reasons given above.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders.
--------------------------------------------------------

 (a)   Date of Annual Meeting of Stockholders - December 5, 2000.

 (b)   See item 4(c)(i) below.

 (c) (i) The election of seven directors to serve until the next annual meeting of stockholders.

 Name of Director    Votes  For Election    Authority to Vote Withheld
------------------  ---------------------  ----------------------------
Abe Ginsburg               2,161,339                  235,782

Allan Ginsburg             2,161,339                  235,782

Robert Chestnov            2,161,339                  235,782

Howard Ginsburg            2,161,339                  235,782

Martin Brody               2,161,339                  235,782

Richard Chestnov           2,161,339                  235,782

Albert Safer               2,161,339                  235,782

Norman Axelrod             2,161,339                  235,782

  (ii) Ratification of the appointment of Deloitte & Touche LLP as independent accountants of the Company.

Votes Cast For:  2,372,110  Votes Against: 27,943     Abstentions:       718

  (iii) Ratification of the Company's 2000 Stock Option Plan.

Votes Cast For:  1,469,053  Votes Against: 275,646    Abstentions:    18,056

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibit 27. Financial Data Schedule.

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended December 31, 2000.

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

                                         JACLYN, INC.
                                         ---------------------------
                                         (Registrant)

   February 14, 2000                     /s/Allan Ginsburg
                                         ---------------------------
                                         Allan Ginsburg
                                         Chairman of the Board

   February 14, 2000                     /s/ Anthony Christon
                                         -------------------------
                                         Anthony Christon
                                         Vice President
                                         Chief Financial Officer

EXHIBIT INDEX
-------------



Exhibit No.        Description                   Page No.
-----------        -----------                   --------

    27        Financial Data Schedules           18