Form 10-Q
period 2001-03-31
JACLYN INC
filed 2001-05-14
CIK 52969

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001
                                    --------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to _________

     Commission File Number 1-5863
                            ------

                                 JACLYN, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                               22-1432053
          --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


               635 59th Street, West New York, New Jersey 07093
               ------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (201) 868-9400
                       ---------------------------------
             (Registrant's telephone number, including area code)


                                     NONE
                  ------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                             ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                    Outstanding at May 1, 2001
------------------------------------                  --------------------------
Common Stock, par value $1 per share                          2,561,391

                         JACLYN, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                                    Page No.
                                                                                                                    -------
Part I.  Financial Information:


Item 1
         Condensed Consolidated Balance Sheets -
                  March 31, 2001 (unaudited) and June 30, 2000 (derived from audited financial
                  statements)                                                                                              3

         Condensed Consolidated Statements of Earnings -
                  Three and Nine Months Ended March 31, 2001 and 2000 (unaudited)                                          4

         Condensed Consolidated Statements of Cash Flows - Nine Months
                  Ended March 31, 2001 and 2000 (unaudited)                                                                5

         Notes to Condensed Consolidated Financial Statements                                                              6

Item 2
         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                                      11
Item 3
         Quantitative and Qualitative Disclosures about Market Risk                                                        14


Part II.  Other Information:

Item 6
         Exhibits and reports on Form 8-K                                                                                  15

         Signatures                                                                                                        16

                        PART 1.  FINANCIAL INFORMATION
                         JACLYN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                                        March 31,                  June 30,
                                                                                           2001                      2000
                                                                                       (Unaudited)                (See below)
                                                                                   --------------------       -------------------
                                                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                          $                429       $               315
Securities available for sale                                                                     1,355                     1,632
Accounts receivable, net                                                                          8,925                     9,694
Inventory                                                                                         5,347                     8,618
Prepaid expenses and other assets                                                                 2,887                     2,892
                                                                                   --------------------       -------------------
TOTAL CURRENT ASSETS                                                                             18,943                    23,151
                                                                                   --------------------       -------------------
PROPERTY, PLANT AND EQUIPMENT, net                                                                1,220                     1,005
OTHER ASSETS                                                                                      2,841                     2,360
                                                                                   --------------------       -------------------
     TOTAL ASSETS                                                                  $             23,004       $            26,516
                                                                                   ====================       ===================
                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable - bank                                                         $                  -       $             1,270
      Accounts payable                                                                            3,045                     4,882
      Other current liabilities                                                                   1,921                     2,442
                                                                                   --------------------       -------------------
TOTAL CURRENT LIABILITIES                                                                         4,966                     8,594
                                                                                   --------------------       -------------------
OTHER LONG TERM LIABILITIES                                                                       1,215                     1,065
COMMITMENTS
STOCKHOLDERS' EQUITY:
      Common stock                                                                                3,369                     3,369
      Additional paid-in capital                                                                 12,117                    12,117
      Retained earnings                                                                           8,541                     8,214
      Accumulated other comprehensive income                                                         33                         5
                                                                                   --------------------       -------------------
                                                                                                 24,060                    23,705
      Less:  Common shares in treasury at cost                                                    7,237                     6,848
                                                                                   --------------------       -------------------
TOTAL STOCKHOLDERS' EQUITY                                                                       16,823                    16,857
                                                                                   --------------------       -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $             23,004       $            26,516
                                                                                   ====================       ===================

The June 30, 2000 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                     (In Thousands, Except Share Amounts)

                                                                  Three Months Ended                     Nine Months Ended
                                                                      March 31,                              March 31,
                                                              2001                 2000                2001             2000
                                                              ----                 ----                ----             ----
Net sales                                               $         17,720      $       16,095      $       61,210   $       50,256
Cost of goods sold                                                13,469              11,953              47,464           37,059
                                                        ----------------      --------------      --------------   --------------
Gross profit                                                       4,251               4,142              13,746           13,197
                                                        ----------------      --------------      --------------   --------------

Shipping, selling and administrative expenses                      4,223               4,142              13,125           12,837
Interest expense                                                       5                   1                 210              121
Interest income                                                       26                  41                 100               97
                                                        ----------------      --------------      --------------   --------------
                                                                   4,254               4,184              13,235           12,861
                                                        ----------------      --------------      --------------   --------------
Earnings before income taxes                                          49                  40                 511              336
Provision for income taxes                                            18                  14                 184              121
                                                        ----------------      --------------      --------------   --------------
Net earnings                                                          31                  26      $          327   $          215
                                                        ================      ==============      ==============   ==============
Net earnings per common share - basic
  and diluted                                           $            .01       $         .01      $          .12   $          .08
                                                        ================      ==============      ==============   ==============
Weighted average number of shares outstanding -
diluted                                                        2,625,513           2,716,589           2,653,636        2,727,238
                                                        ================      ==============      ==============   ==============

See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                                                                     Nine Months Ended
                                                                                                         March, 31
                                                                                                 2001                 2000
                                                                                                 ----                 ----
Cash Flows From Operating Activities:

Net earnings                                                                                $          327       $          215
Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization                                                                          293                  239

Deferred income tax                                                                                     (2)                 (10)

Changes in assets and liabilities:
   Decrease in accounts receivable, net                                                                769                1,901
   Decrease in inventory                                                                             3,271                1,044
   Decrease in prepaid expenses and other assets                                                        63                  294
   Decrease in accounts payable and other current liabilities                                       (2,558)              (2,011)
                                                                                            --------------       --------------
 Net cash provided by operating activities                                                           2,163                1,672
                                                                                            --------------       --------------
Cash Flows From Investing Activities:
   Purchase of property and equipment                                                                 (329)                 (74)
   Acquisition cost                                                                                   (700)                   -
   Purchase of marketable securities - available for sale                                             (811)                   -
   Maturities of  marketable securities - available for sale                                         1,100                    -
                                                                                            --------------       --------------
Net cash used in investing activities                                                                 (740)                 (74)
                                                                                            --------------       --------------
Cash Flows From Financing Activities:
   Decrease in notes payable - bank                                                                 (1,270)              (1,775)
   Increase in notes payable - acquisition                                                             350                    -
   Repurchase of common stock                                                                         (389)                   -
                                                                                            --------------       --------------
Net cash used in financing activities                                                               (1,309)              (1,775)
                                                                                            --------------       --------------
Net Increase (Decrease) in Cash and Cash Equivalents                                                   114                 (177)
Cash and Cash Equivalents, beginning of period                                                         315                1,051
                                                                                            --------------       --------------
Cash and Cash Equivalents, end of period                                                    $          429       $          874
                                                                                            --------------       --------------
Supplemental Information:

Interest paid                                                                               $          226       $           98
                                                                                            --------------       --------------
Taxes paid                                                                                  $          276       $          133
                                                                                            --------------       --------------

See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of earnings for the three month and nine month periods ended March 31, 2001 and 2000, and the condensed consolidated statement of cash flows for the nine-month periods ended March 31, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report to Stockholders. The results of operations for the period ended March 31, 2001 are not necessarily indicative of operating results for the full fiscal year.

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

3.   Supplemental Accounting Policies:

     Shipping and Handling Costs: Included in Shipping, Selling and Administrative expenses are all shipping and handling costs incurred by the Company. Included in revenues are all amounts billed to a customer in a sale transaction related to shipping and handling. Shipping and handling reimbursements included in revenue amounted to approximately $4,000 and $18,000 for the three and nine months ended March 31, 2001, and $2,000 and $176,000 for the three and nine months ended March 31, 2000, respectively.

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

4.   Comprehensive Income:

     The Company's schedule of Net Comprehensive Income are as follows (in thousands):

                                                                    Three Months Ended               Nine Months Ended
                                                                        March 31,                         March 31,
                                                                  2001             2000             2001             2000
                                                                  ----             ----             ----             ----
Net earnings                                                  $          31    $          26    $        327     $        215
Other comprehensive income, net of tax:
Unrealized holding gain on securities
     arising during period                                               13              (15)             28              (15)
                                                              -------------    -------------    ------------     ------------
Net comprehensive earnings                                    $          44    $          11    $        355     $        200
                                                              =============    =============    ============     ============

5.   Earnings per Share:

     The Company's calculation of Basic and Diluted Net Earnings Per Common Share are as follows (in thousands, except share amounts):

                                                                    Three Months Ended               Nine Months Ended
                                                                        March 31,                         March 31,
                                                                  2001             2000             2001             2000
                                                                  ----             ----             ----             ----
Basic Net Earnings Per Common Share:
Net Earnings                                                  $          31    $          26    $        327     $        215
                                                              -------------    -------------    ------------     ------------
Basic Weighted Average Shares                                     2,568,611        2,711,391       2,626,573        2,711,391
                                                              -------------    -------------    ------------     ------------
Basic Net Earnings Per Common Share                           $         .01    $         .01    $        .12     $        .08
                                                              -------------    -------------    ------------     ------------

                                                                    Three Months Ended               Nine Months Ended
                                                                        March 31,                         March 31,
                                                                  2001             2000             2001             2000
                                                                  ----             ----             ----             ----
Diluted Net Earnings Per Common Share:
Net Earnings                                                  $          31    $          26    $        327     $        215
                                                              -------------    -------------    ------------     ------------
Basic Weighted Average Shares                                     2,568,611        2,711,391       2,626,573        2,711,391

Add: Dilutive Options                                                56,902            5,198          27,063           15,847
                                                              -------------    -------------    ------------     ------------
Diluted Weighted Average Shares                                   2,625,513        2,716,589       2,653,636        2,727,238
                                                              -------------    -------------    ------------     ------------
Diluted Net Earnings Per Common Share                         $         .01    $         .01    $        .12     $        .08
                                                              -------------    -------------    ------------     ------------

Options to purchase 190,000 and 66,000 common shares were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

     6.   Inventories:

          Inventories consist of the following components (in thousands):

                                                                     March 31,        June 30,
                                                                       2001             2000
          Raw materials                                            $       2,017    $       4,611
          Work in process                                                    839            1,970
          Finished goods                                                   2,491            2,037
                                                                   -------------    -------------
                                                                   $       5,347    $       8,618
                                                                   -------------    -------------

     7.   Available-for-sale securities:

                                                                                Unrealized     Estimated
March 31, 2001                                  Cost              Gains           Losses       Fair Value
                                                ----              -----           ------       ----------
Municipal Bonds                              $1,311,000          $44,000          $  -0-       $1,355,000
June 30, 2000
Municipal Bonds                              $ 1,624,000         $ 8,000          $  -0-       $1,632,000
---------------------------------------------------------------------------------------------------------

The Company did not record realized gains and losses on available-for-sale securities during the nine-months ended March 31, 2001 or during fiscal 2000 and 1999. Maturities of available-for-sale securities at March 31, 2001 were:

                                                                                Estimated
                                                               Cost             Fair Value
         Due in One Year or Less                            $  504,000          $  509,000
         Due After One Year Through Five Years                 807,000             846,000
                                                            ----------          ----------
         Total                                              $1,311,000          $1,355,000
                                                            ----------          ----------

     8.   Other Commitments:

          The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which agreements expire in various years through 2004. Aggregate minimum commitments by fiscal year are as follows:

                    Fiscal                   Minimum
                     Year                  Commitments
                     2001                    $ 27,642
                     2002                     634,300
                     2003                     704,800
                     2004                     338,400

     9.   Acquisitions:

          On January 19, 2001, the Company completed the acquisition of certain assets of I. Appel Corporation, which manufactures and distributes robes, dusters and loungewear to department stores. The aggregate purchase price for the acquisition was approximately $700,000 for goodwill, certain tangible fixed assets and including $100,000 in acquisition costs. A total of $350,000 was paid during the third quarter with the remainder to be paid in quarterly instalments through October 2002. Such amounts will be paid from current working capital.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $114,000 during the nine-month period ended March 31, 2001 to $429,000 from $315,000 at June 30, 2000. Net cash of $2,163,000 was provided principally by a decrease in inventory of $3,271,000 and a decrease in accounts receivable totaling $769,000, offset by a decrease in accounts payable and other current liabilities of $2,558,000. Net cash of approximately $740,000 was used in investing activities through the purchase of certain assets of I. Appel Corporation totaling $700,000, discussed further in Results of Operations below, by $329,000 for the purchase of property and equipment, and through net purchases of $289,000 for securities available for sale. Net cash used in financing activities of $1,309,000 consisted primarily of repayments of the Company's bank line of credit totaling $1,270,000, as well as $389,000 used to repurchase shares of the Company's Common Stock as discussed below, offset by a portion of the purchase price of I. Appel Corporation assets ($350,000) to be paid in quarterly instalments. The first quarterly payment was made in April 2001 and will continue until October 2002.

The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 150,000 shares of the Company's Common Stock. Such repurchases have been made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company has financed these repurchases from its own funds and/or from its bank credit facility. Under this program, the Company repurchased 26,600 and 130,000 shares of the Company's common stock at a cost of $76,469 and $388,980, for the three and nine months ended March 31, 2001, respectively. Since the inception of the program and through March 31, 2001, the Company repurchased 150,000 shares of its Common Stock at a cost of $432,723.

The Company has renewed its agreement with a bank for a line of credit which extends through December 1, 2002. The credit facility provides the Company with short-term loans, letters of credit and bankers acceptances amounting to $23,000,000. The Company can borrow up to $13,000,000 at the bank's prime rate, or LIBOR if lower, with the Company's inventory and accounts receivable pledged to the bank as collateral. The line of credit also requires the Company to maintain a minimum quick ratio of 1 to 1, as well as a minimum tangible net worth of $14,000,000. There was no borrowing under the Company's short-term line of credit or bankers acceptances as of March 31, 2001.

The Company believes that funds provided by operations, existing working capital and the Company's bank line of credit will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS

Net sales were $17,720,000 and $61,210,000 during the three and nine-month periods ended March 31, 2001 compared to $16,095,000 and $50,256,000 in the three and nine month periods ended March 31, 2000, respectively.

Net sales for the Women's Apparel category were $9,260,000 for the quarter ended March 31, 2001 which reflects an increase in net sales of $2,237,000, or
31.9 %, from the same quarter in fiscal 2000. For the nine-month period ended March 31, 2001 net sales for the Women's Apparel category were $35,751,000, or 51.2% higher than the prior fiscal year's same period. The sales increase for both the three and nine month periods for this category was primarily due to increased customer orders from existing customers of the women's apparel catalogue business, as well as higher volume from the women's sleepwear products business which now includes sales from the recent acquisition of I. Appel.

Net sales for the Handbags category were $8,460,000 for the three-month period ended March 31, 2001, a decrease of $612,000, or 6.7% below the same three-month period in the prior year, mostly reflecting the continuation of a slowing demand for both medium and higher priced handbags. Fiscal 2001's nine- month period ended March 31, 2001 had net sales of $25,459,000, or 4.3% less than the prior comparable nine-month fiscal period, which totaled $26,613,000 for the same reasons with respect to the three-month period.

Overall gross margins were 24.0% and 22.5% in the three-month and nine-month periods ended March 31, 2001 compared to 25.7% and 26.3% in the comparable periods ended March 31, 2000, respectively.

Gross margin for the Women's Apparel category in the three-month period ended March 31, 2001, improved by 1.1% to 22.4% from 21.3% in the prior comparable three-month period, mostly attributable to higher margins on products associated with the January 19, 2001 I. Appel acquisition. For the nine-month period ended March 31, 2001, gross margins were 19.2%, or 1.6% lower for this category versus 20.8% in the prior year comparable period resulting from higher off-price sales for women's sleepwear in the current fiscal year.

Gross margin for the Handbags category was 25.8% in the quarter ended March 31, 2001 compared to 29.1% in the similar prior year quarter. This lower gross margin reflects a drop in the Company's better handbag business gross margin due mostly to higher sales allowances to retailers, as well as lower margins achieved in the moderately priced handbags due to product mix. For the nine-month period ended March 31, 2001, gross margins were 27.0% versus 26.3% in the prior year's comparable period for similar reasons.

Shipping, selling and administrative expenses totaling $4,223,000 were $81,000 greater than the third quarter in the prior year comparable period. However, as a percentage of net sales, shipping, selling and administrative expenses decreased from 25.7% to 23.8% mainly due to the relative level of fixed costs compared to higher net sales. For the nine-month period, shipping, selling and administrative expenses were $13,125,000 (21.4% of net sales), or $288,000 higher than the same nine-month period in the prior fiscal year which totaled $12,837,000 (25.5% of net sales), for the same reason as stated above.

Interest expense of $5,000 and $210,000 in the third quarter and nine-months of fiscal 2001 was higher by $4,000 and $89,000, respectively, than the prior comparable periods reflecting a greater level of borrowing along with higher borrowing costs under the Company's line of credit which was needed to fund the additional sales volume.

Interest income was $26,000 in the three month period ended March 31, 2001 compared to $41,000 in last year's third quarter, reflecting a lower level of invested funds coupled with lower interest rates. In the first nine months of the current fiscal year interest income of $100,000 compared to $97,000 in the prior fiscal period due to a slightly higher rate of return on invested funds during the first half of this fiscal year compared to the same period last year.

Net earnings for the three month period ended March 31, 2001 of $31,000 compares to net earnings for the same period last year of $26,000. Slightly higher net sales were offset mostly by a lower gross profit margin percentage, and higher shipping, selling and administrative expenses, as discussed above. For the nine-month period ended March 31, 2001, net earnings were $327,000 versus $215,000 in the prior comparable period due primarily to increased sales, offset somewhat by higher shipping, selling and administrative expenses and interest expense, discussed above.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibit 27. Financial Data Schedule.
b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended March 31, 2001.

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

                                        JACLYN, INC.
                                        -------------------------
                                        (Registrant)

 May 14, 2001                           /s/ Allan Ginsburg
                                        ----------------------------
                                        Allan Ginsburg
                                        Chairman of the Board

 May 14, 2001                           /s/ Anthony Christon
                                        --------------------------
                                        Anthony Christon
                                        Vice President
                                        Chief Financial Officer

EXHIBIT INDEX
-------------

Exhibit No.                     Description                             Page No.
-----------                     -----------                             --------

    27                   Financial Data Schedules                       18, 19