Form 10-K
period 2001-06-30
JACLYN INC
filed 2001-09-28
CIK 52969

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

                           Commission File No. 1-5863

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

                            Yes [X]           No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (based on the closing price of such stock on the American Stock Exchange) held by non_affiliates of the Registrant at September 15, 2001 was approximately $5,814,000.

There were 2,561,391 shares of Common Stock outstanding at September 15, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III Certain Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on November 27, 2001.

                                TABLE OF CONTENTS
                                -----------------

            Item                                                           Page
            ----                                                           ----

PART I        1.   Business............................................      1

              2.   Properties..........................................      5

              3.   Legal Proceedings...................................      5

              4.   Submission of Matters to a

                   Vote of Security Holders............................      5

PART II       5.   Market for the Registrant's Common Equity
                   and Related Stockholder Matters.....................   5 to 6

              6.   Selected Financial Data.............................      7

              7.   Management's Discussion and Analysis of
                   Financial Condition and Results of

                   Operations..........................................      8

              7A.  Quantitative and Qualitative disclosures about

                   Market & Risk.......................................     12

              8.   Financial Statements and Supplementary

                   Data................................................     13

              9.   Changes in and Disagreements with
                   Accountants on Accounting and Financial

                   Disclosure..........................................     13

PART III      10.  Directors and Executive Officers
                   of the Registrant...................................     13

              11.  Executive Compensation..............................     13

              12.  Security Ownership of Certain

                   Beneficial Owners and Management....................     13

              13.  Certain Relationships and Related

                   Transactions........................................     13

PART IV       14.  Exhibits, Financial Statement
                   Schedules and Reports on Form 8-K...................     13

SIGNATURES.............................................................     18

                                     PART I
                                     ------

Item 1.  Business.
-------  ---------

         Jaclyn, Inc. (incorporated in the State of Delaware in 1968) ("Jaclyn") and its subsidiaries (collectively the "Registrant") are primarily engaged in the design, manufacture, distribution and sale of women's apparel, and vinyl, leather and fabric handbags, sport bags, backpacks and related products (collectively, "handbag products"). The Registrant's apparel lines are wide ranging and include women's loungewear, sleepwear, dresses and sportswear, as well as lingerie. The Registrant markets its handbag products in a variety of popularly priced fashions and designs, with an emphasis on casual, travel and sport styles.

         General. Styling is an important factor in the merchandising of all of the Registrant's products. The Registrant's staff of full-time designers studies fashion trends in order to anticipate consumer demand. The design staff works closely with the purchasing department to determine concepts and fabrics for its apparel products as well as the styling and material components for its handbag products. The design staff also works with the production and engineering staffs to determine the costs of production and the technical problems involved in producing a new style. The Registrant changes most of its designs from season to season.

         Finished merchandise, other than merchandise for the Registrant's women's apparel catalogue business (the "Catalogue Business") discussed below, is received at independently owned outside warehouses located in New Jersey, Florida and California. From these locations product is shipped under different selling names to customers all over the country. In addition, certain handbag products manufactured in the Far East are shipped directly to customers from Hong Kong. Similarly, product for the Catalogue Business is shipped directly from outside contractor locations to the customer.

         The Registrant's handbag products are intended to retail at between $6 and $275. The Registrant's better price and designer lines of handbag products, which are sold under the "ANNE KLEIN(TM)" and "ANNE KLEIN 2(TM)" names, are marketed through better department stores and specialty shops. The Registrant's other handbag products are marketed primarily through general merchandise, chain and department stores. The Registrant markets its apparel lines to department stores, retail chain stores, as well as to major mail order catalog chains and other specialty retailers.

         The Registrant markets its handbag products under trademarks and trade names which it owns, including "Shane" and "Aetna," "Susan Gail," and "Robyn Lyn". In addition, the Registrant is licensed to manufacture and market handbag products under the names "Looney Tunes(TM)" under an agreement which expires March 30, 2003, "South Park(TM)" under an agreement which expires December 31, 2001,"Crayola(TM)" under an agreement which expires June 30, 2002,

Dr. Seuss(TM)" under two agreements which expire December 14, 2002 and December 15, 2002, and "ANNE KLEIN(TM)" and "ANNE KLEIN 2(TM)" under an amended agreement which expires June 30, 2002. The Registrant has entered into a licensing agreement with Warner Bros. to manufacture denim backpacks, handbags and accessories relating to the "Harry Potter(TM)" series of books under an agreement which expires on December 31, 2003. The Registrant's manufactures and markets apparel under the names "I. Appel", "Smart Time", and "Emerson Road" and also manufactures apparel items for sale as private-label merchandise. The Registrant considers all of its licensed trademarks, trade names and other intellectual property rights to be of significant value in the marketing of its products.

         The Registrant sells throughout the United States through its own salesmen and through independent sales representatives.

         In fiscal 2001, the Registrant's imports of handbag products manufactured in the Far East accounted for approximately 46% of consolidated net sales, compared to approximately 58% of consolidated net sales in fiscal 2000. Imports offer the Registrant the benefit of diversification of styling and the benefit of cost savings related to such purchases. While the Registrant's operations are subject to the usual risks associated with purchases from foreign countries, the Registrant's other foreign and domestic manufacturing sources provide it with alternative sources and facilities. Substantially all of the Registrants apparel lines are manufactured or assembled in Central America, Mexico and domestically. During fiscal 2001 and 2000, sales of such merchandise accounted for approximately 54 % and 42% of consolidated net sales, respectively.

         Approximately 69% of the Registrant's consolidated net sales for fiscal 2001 were to general merchandise, chain, department stores and catalogue retailers, with the balance consisting of sales to smaller specialty shops, smaller retail stores and cosmetic firms. During the fiscal year ended June 30, 2001, four customers of the Registrant accounted for 55% of the Registrant's consolidated net sales, as follows: Blair Corporation, Estee Lauder, Coldwater Creek and Wal-Mart Stores, Inc., accounting for 17%, 15%, 12% and 11% of such sales, respectively. Four major customers of the Registrant accounted for approximately 43% of the Registrant's consolidated net sales for the fiscal year ended June 30, 2000, of which the Registrant's three largest customers (Estee Lauder, Wal-Mart Stores, Inc. and Blair Corporation) accounted for 17%, 10% and 10% of such sales, respectively. The loss of any one of these customers would have a material adverse affect of the Company's results of operations.

         Sales of apparel items during each of the fiscal years ended June 30, 2001, 2000 and 1999 represented 54%, 42% and 34%, respectively, of consolidated net sales. Sales of handbag products represented the remainder of the Registrant's consolidated net sales. The Registrant's sales are customarily offered on credit terms. The Registrant does not have long-term contracts with any of its customers.

         The Registrant purchases its handbag and apparel raw materials, primarily fabrics, vinyl and urethane plastics, leather, frames, ornaments, trim and other materials, and certain of its finished products, from a variety of sources. In most cases, the Registrant assists its suppliers and contractors in the design and style of the materials it purchases. The Registrant's largest expenditures for raw materials are for fabrics, leather, vinyl and urethane plastics, which the Registrant purchases from several suppliers, one of which provided about 7 % of its raw material needs in fiscal 2001. While the Registrant has no long_term supply contracts, the raw materials it uses are available from various sources and it anticipates no difficulty in the future in obtaining the necessary raw materials for its operations. The Registrant deals with a number of sources for its purchases of finished handbags and related products, no one of which accounted for more than approximately 17 % of the Registrant's total cost of goods sold. The Registrant has no long-term supply contracts with its Far East or European sources of finished handbags and related products or apparel items and is subject to the usual risks associated therewith.

         The Registrant generally offers Fall/Winter, Holiday and Spring/Summer product lines and in most instances manufactures product to meet the specific requirements of its customers. The Registrant's business had been somewhat seasonal in nature. However, in the last two years, shipments have generally been influenced by a number of factors including (1) mid- year acquisitions which have added to net sales in the second half of the Registrant's fiscal year, (2) general economic conditions which have, to varying degrees, impacted volume. Accordingly, the Registrant does not believe that quarterly net sales are necessarily indicative of future trends. Reference is made to Note L, "Unaudited Quarterly Financial Data," of the Notes to Consolidated Financial Statements on page F-19 of this Form 10-K for additional information about quarterly results.

         At September 14, 2001, the Registrant had unfilled orders of approximately $30,724,000 compared to approximately $32,998,000 at September 15, 2000. The decrease in backlog is primarily attributable to a decrease in orders for both the women's Catalogue Business and the women's sleepwear business. In the ordinary course of business, however, the amount of unfilled orders at a particular point in time is affected by several factors, including scheduling of the manufacture and shipping of goods (which, in turn, may be dependent on the requirements of customers). Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

         The Registrant employed 177 persons as of June 30, 2001, of whom 100 were on a salaried basis and the balance on an hourly basis. At June 30, 2001, 19 of the Registrant's employees were members of the Four Joint Boards of New York, New Jersey, Pennsylvania and New England, affiliated with the International Leather Goods, Plastics and Novelty Workers Union, AFL-CIO. The Registrant considers its relations with its employees to be satisfactory.

         The Registrant competes with hundreds of domestic and foreign manufacturers of popularly priced handbags and apparel, very few of which are believed to each account for as much as 1% of industry sales. The Registrant believes its sales of apparel items and handbag products are not significant in light of total apparel industry sales. The Registrant's business is dependent, among other things, on its ability to anticipate and respond to changing consumer preferences, to remain competitive in price, style and quality and to meet its customers' production and delivery requirements. While some of the Registrant's competitors may be larger or may have greater resources than the Registrant, the Registrant believes that its size and financial position will allow it to continue to respond to changes in consumer demand and meet its competition.

         On January 19, 2001, the Registrant acquired the business and certain assets of I. Appel Corporation, which manufactures and distributes robes, dusters and loungewear for distribution to department stores. The aggregate purchase price for the acquisition was approximately $700,000 for goodwill, certain tangible assets and included $100,000 for acquisition costs. Approximately $350,000 was paid at closing with the remainder payable in quarterly installments through October 2002. The remaining installments will be paid from the Registrant's future working capital and/or its existing bank credit facility.

         On January 11, 1999, the Registrant acquired the business and certain assets of the catalogue division of Banner Industries of New York, Inc. ("Banner"), a manufacturer and distributor of sportswear and dresses. Assets acquired included, among other things, work-in-process, piece goods, raw materials, customer orders, trademarks and trade names, office equipment, furniture and fixtures. The Registrant also operates a New York City showroom formerly operated by Banner. The acquired business manufactures and sells apparel lines to major mail order catalogues. The aggregate purchase price was approximately $2,851,000, of which approximately $2,411,000 was paid at the closing of the transaction and the remainder of which, approximately $440,000, representing the final payment, was paid on July 26, 2000. The Registrant used funds generated from operations to pay the purchase price, which was determined through arm's length negotiations with the Seller. One of the principals of Banner was retained by the Registrant as a consultant, primarily to provide advice and other assistance in connection with the transfer of the acquired assets and operations to the Registrant, for a period of one year from closing (which ended January 2000) at a consulting fee of $50,000.

         During fiscal 1999, the Registrant undertook an evaluation of its operations with a view to eliminating unprofitable businesses. As a result of this evaluation, the Registrant closed three unprofitable divisions, including the operations of its wholly-owned subsidiary, JLN, Inc., located in Ferris Texas. In connection with the closure of one of its handbag divisions, the Registrant recorded a pre-tax charge for the write-off of goodwill in the amount of approximately $1,124,000 in its third fiscal quarter. In connection with the closure of the Texas operations of JLN, JLN's real property and certain related fixed assets were sold and a pretax gain of $324,000 from the sale was recorded by the Registrant in its third fiscal quarter. Reference is made to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further information concerning the closing of such divisions.

Item 2.  Properties.
-------  -----------

         The Registrant's executive offices and one of its warehouse facilities, containing 140,000 square feet, are located in West New York, New Jersey. The Registrant occupied these facilities under long_term leases from 1968 to 1981, when these facilities were purchased by the Registrant. The Registrant currently leases to outside parties approximately 70,000 square feet of the West New York facilities. The Registrant also leases three showroom and office facilities in New York City totaling approximately 20,000 square feet. The executive offices, and manufacturing, distribution and warehouse facilities, of the Registrant's wholly-owned subsidiary, JLN, Inc., containing 93,250 square feet, located in Ferris, Texas were sold during fiscal 1999. The Registrant realized a pretax gain of $324,000 on the sale of land, buildings and equipment at this location.

         Reference is made to Note D, "Commitments," of the Notes to Consolidated Financial Statements on page F-11 of this Form 10-K for additional information about the Registrant's commitments under the terms of non-cancelable leases.


Item 3.  Legal Proceedings.
-------  ------------------

         (a) The Registrant is not a party to, nor is any of its property the subject of, any material pending legal proceeding.


         (b) No material pending legal proceeding was terminated during the three-months ended June 30, 2001.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         The Registrant did not submit any matters to a vote of its security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 2001.


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Equity
-------  and Related Stockholder Matters.
         -----------------------------------------

         The Registrant's Common Stock, $1.00 par value per share, is traded on the American Stock Exchange (Symbol: "JLN"). The following table sets forth the high and low closing sales prices for the Registrant's Common Stock, as reported by the American Stock Exchange, for each quarterly period during the Registrant's fiscal years ended June 30, 2001 and June 30, 2000.

         Fiscal Year Ended June 30, 2001        High        Low
         -------------------------------        ----        ---

         First Quarter                          $4.25      $2.38
         Second Quarter                          3.19       2.50
         Third Quarter                           3.90       2.60
         Fourth Quarter                          3.00       2.35

         Fiscal Year Ended June 30, 2000        High        Low
         -------------------------------        ----        ---

         First Quarter                          $3.00      $2.31
         Second Quarter                          3.06       1.81
         Third Quarter                           2.94       1.94
         Fourth Quarter                          2.44       1.69


         The Registrant did not pay cash dividends during fiscal 2001 or 2000 and does not anticipate the payment of cash dividends in the foreseeable future.

         At June 30, 2001, there were approximately 637 holders of record of the Registrant's Common Stock.

Item 6.  Selected Financial Data.
-------  ------------------------


===================================================================================================================
Years ended June 30,                       2001            2000            1999            1998            1997
===================================================================================================================
Net Sales                              $ 79,570,000    $ 72,078,000    $ 58,799,000    $ 68,281,000    $ 77,179,000

Cost of Goods Sold                       61,575,000      54,183,000      44,873,000      51,401,000      56,825,000
-------------------------------------------------------------------------------------------------------------------
Gross Profit                             17,995,000      17,895,000      13,926,000      16,880,000      20,354,000
-------------------------------------------------------------------------------------------------------------------
Shipping, selling and administrative
expenses                                 17,748,000      17,572,000      16,106,000      16,888,000      19,229,000

Writeoff of goodwill - See note
below                                            --              --       1,124,000              --              --

Interest expense                            234,000         100,000           4,000         182,000         181,000

Interest income                            (109,000)       (136,000)       (207,000)       (294,000)       (277,000)

Other income                                (34,000)        (47,000)       (324,000)             --         (10,000)

Provision (benefit) for income taxes         56,000         146,000        (998,000)         37,000         468,000
-------------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                    $    100,000    $    260,000    $ (1,779,000)   $     67,000    $    763,000
===================================================================================================================
Weighted average shares
outstanding                               2,644,000       2,710,000       2,711,000       2,707,000       2,705,000
===================================================================================================================
   Net Earnings per common share-
    Basic and Diluted                  $        .04    $        .10    $       (.66)   $        .02    $        .28
===================================================================================================================
TOTAL ASSETS                           $ 25,031,000    $ 26,476,000    $ 25,595,000    $ 24,572,000    $ 34,063,000
===================================================================================================================
Long term debt:

   Guaranteed bank loan - ESOP                   --              --              --    $     56,000    $    509,000

   Other non-current liabilities       $    100,000              --              --              --    $     28,000

Stockholders' equity                   $ 16,563,000    $ 16,857,000    $ 16,659,000    $ 18,394,000    $ 17,785,000
===================================================================================================================
Stockholders' equity per share         $       6.26    $       6.22    $       6.15    $       6.80    $       6.57
===================================================================================================================

Note: Goodwill writeoff totaling $1,124,000 resulted from closing one of three unprofitable divisions during the third quarter of fiscal 1999.

Item 7.  Management's Discussion and Analysis of
-------  Financial Condition and Results of Operations.
         ----------------------------------------------

Liquidity and Capital Resources

The net decrease in cash and cash equivalents for the fiscal year ended June 30, 2001 of $249,000 was the result of an excess of funds used in operating activities totaling $1,984,000 offset by funds provided by financing activities totaling $896,000 and funds provided by investing activities of $839,000. Funds used in operating activities were primarily due to a decrease in accounts payable and other current liabilities of $2,165,000 reflecting, for the most part, payments of inventory purchases for the apparel businesses, as well as an increase in inventory of $865,000 (principally reflecting finished goods inventory relating to the recently acquired robe and duster business discussed below), and a $746,000 decrease in accounts receivable (attributable to a lower level of shipping in the fourth quarter of fiscal 2001 compared to the comparable quarter in fiscal 2000). Cash provided by investing activities totaling $839,000, resulted mainly from proceeds from the sales of securities available for sale totaling $2,443,000, offset by purchases during the fiscal year of securities available for sale of $816,000. The Company sold its securities available for sale during fiscal 2001 in order to better utilize these investment funds for working capital needs. The proceeds from the sales of securities available for sale were further offset by the acquisition of certain assets of the I. Appel Corporation (a company engaged in the manufacture and distribution and sale of women's robes, dusters and other apparel) totaling $400,000. Funds provided by financing activities were derived primarily from an increase in notes payable to the Company's bank under the existing credit facility of $1,285,000 offset by repurchases of the Company's stock totaling $389,000, which is discussed below.

The Company completed its previously announced repurchase of 150,000 shares of the Company's Common Stock. Purchases during fiscal 2001 totaled 130,000 shares at a cost of $389,000 and were made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company financed these repurchases from its own funds and from its bank credit facility. As of June 30, 2001 the Company repurchased 150,000 shares of Common Stock at a cost of $433,000.

During fiscal 2001, the Company amended and renewed its bank line of credit which extends through December 1, 2002. The new credit facility provides the Company with short-term loans, letters of credit and bankers acceptances amounting to $23,000,000 with inventory and accounts receivable pledged to the bank as collateral. The Company can borrow up to $13,000,000 in short-term loans. The Company is required to maintain a minimum quick ratio of 1 to 1, as well as a minimum tangible net worth of $14,000,000. The Company believes that funds provided by operations, existing working capital and the Company's new bank line of credit will be sufficient to meet foreseeable working capital needs. Reference is made to Note E "Credit Facilities," of the Notes to Consolidated Financial Statements on page F-11 of this Form 10-K for additional information about the Company's credit lines.

There were no material commitments for capital expenditures at June 30, 2001.

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

The net decrease in cash and cash equivalents in the fiscal year ended June 30, 1999 was $1,125,000, resulting from an excess of funds used in operating activities $1,425,000 and an excess of funds used in investing activities $1,475,000, offset, in part, by cash provided by financing activities of $1,775,000. Funds used in operating activities in fiscal 1999 principally was the result of an increase in accounts receivable (attributable to a higher level of shipping in the fourth quarter of fiscal 1999 compared to the comparable quarter in fiscal 1998) offset, for the most part, by a decrease in inventory (attributable to closing three unprofitable businesses and acquiring a new women's apparel business, which manufactures and distributes women's apparel to catalogue retailers, with faster inventory turnover). In addition, the increase in the Company's net loss offset by a write-off of approximately $1.1 million of goodwill associated with one of the three unprofitable closed operations during the third quarter of fiscal 1999 and an increase in prepaid and refundable income taxes, were other factors which contributed to the net cash used in operating activities. Funds used in investing activities resulted mainly from the acquisition of the women's apparel business in January 1999 (described above), offset by proceeds from sales of securities available for sale. Funds provided by financing activities were the result of bank borrowing of $1,775,000 at June 30, 1999 under Company's existing credit facility.

As of June 30, 2001, 2000 and 1999, working capital was $12,477,000,
$14,597,000, and $14,169,000, respectively. The ratio of current assets to current liabilities for those same periods was 2.6 to 1, 2.7 to 1, and 2.8 to 1, respectively. The Company's cash and cash equivalents, and marketable securities totaled $66,000, $1,947,000, and$2,725,000, at June 30, 2001, 2000 and 1999,
respectively.


Results of Operations

2001 Compared to 2000

Net sales for fiscal 2001 totaled $79,570,000, up $7,492,000 (or 10.4%) from the prior fiscal year. Sales by category were as follows:

Net sales for the Women's Apparel category in fiscal 2001 were $42,348,000, an increase of $12,321,000, or 41% compared to $30,027,000 in 2000. The sales increase for this category was primarily due to increases in revenue from existing customers, mostly during the first half of the Company's fiscal year, as well as revenues resulting from the acquisition of certain assets of the I. Appel Corporation, discussed above.

Net sales for the Handbags category in fiscal 2001 were $37,222,000, or 11.5% lower than the prior fiscal year's total of $42,051,000. The sales decrease was mostly attributable to the Company's children's and better handbag divisions due to the soft economic climate during the third and fourth quarters of fiscal 2001.

Gross margin decreased to 22.6% in 2001 from 24.8% in 2000. The gross margin decrease in 2001 was due to lower margins in both the Apparel and Handbags categories, reflecting more recently, the difficult retail and economic environment. Gross margins by category were as follows:

Gross margin for the Women's Apparel category in 2001 decreased to 19.0% in 2001 from 19.9% in 2000. The decrease was attributable to lower margins in the Company's women's apparel business due to an inability to pass along cost increases in a difficult retail market.

Gross margin for the Handbags category in 2001 decreased to 26.9% in 2001 from 28.4% in 2000. This decrease was mainly due to lower margins in our premium and better handbag businesses in the current period as compared to the prior fiscal year because of a greater level of off-price sales in fiscal 2001 compared to the prior fiscal year.

Shipping, selling and administrative expenses increased slightly due to volume related expenses in fiscal 2001 compared to the prior fiscal year. However, as a percentage of net sales, shipping, selling and administrative expenses declined to 22.3% from 24.4% in fiscal 2000, due to the relatively lower level of fixed expenses compared to higher net sales.

Interest expense increased to $234,000 from $100,000 last fiscal year, primarily the result of higher average borrowing needed to finance the increased volume of business in the current fiscal year at a higher average interest rate compared to fiscal 2000.

Interest income decreased by $27,000 due to a lower level of securities available for sale which were sold during fiscal 2001 in order to utilize such investment funds for current working capital purposes.

Other income was lower by $13,000 for the fiscal year 2001 compared to the prior fiscal year.

The decrease in earnings before income taxes for the fiscal year ended June 30, 2001 compared to the prior year was primarily due to a 2.2% decrease in gross profit, as well as higher interest expense and lower interest income, as discussed above.


2000 Compared to 1999

Net sales for 2000 totaled $72,078,000, up $13,279,000 or 22.6% from $58,799,000 reported in fiscal 1999. Sales by category were as follows:

Net sales for the Handbags category in fiscal 2000 were $42,051,000, an increase of less than 1% compared to $40,653,000 in 1999. The sales increase for this category was due to the increases in revenue from existing customers in the Children's division and increases in sales in the Company's better handbag division offset, in part, by a decrease in revenues from the closing of two of the Company's businesses.

Net sales for the Women's Apparel category in fiscal 2000 were $30,027,000, an increase of 65.5% compared to $18,146,000 in 1999. The sales increases for this category were primarily due to (1) the inclusion in fiscal 2000 of a full 12 months of operating results from the Company's women's apparel catalogue business compared to approximately 5 1/2 months in the preceding fiscal year (this division was acquired on January 11, 1999), and increased sales to existing customers of the women's apparel catalogue business and (2) increases in sales of the women's sleepwear products division.

Gross margin increased to 24.8% in 2000 compared to 23.7% in 1999. The gross margin increase in 2000 was primarily due to inclusion in fiscal 1999 results of the effects of the closing of three unprofitable divisions as well as better margins in the Handbag category in fiscal 2000. Gross margins by category were as follows:

Gross margin for the Handbags category in 2000 increased to 28.4% in 2000 from 24.9% in 1999. This increase was mainly due to improved margins, the result of better pricing in the current period as compared to the prior fiscal year.

Gross margin for the Women's Apparel category in 2000 decreased to 19.9% in 2000 from 20.8% in 1999. The decrease was attributable to lower margins in the Company's catalogue apparel business.

Shipping, selling and administrative expenses increased $1,466,000 due to higher volume related expenses in fiscal 2000 versus last year. As a percentage of net sales, however, shipping, selling and administrative expenses for the period decreased by 3.0%, from 27.4% in fiscal 1999 to 24.4% in fiscal 2000, due to the relatively lower level of fixed costs compared to higher net sales.

Interest expense increased to $100,000 from $4,000 last fiscal year primarily the result of higher average borrowing needed to finance the increased volume of business in the current fiscal year at a higher average interest rate compared to fiscal 1999.

Interest income decreased by $71,000, due to a lower level of cash from the utilization of investment funds for current working capital needs and cash equivalents available to invest in fiscal 2000 compared to fiscal 1999.

Other income was lower by $277,000 for the fiscal year 2000 compared to the prior fiscal year primarily due to the inclusion of a $324,000 gain on the sale of fixed assets from closing a divisional facility in fiscal 1999.

The increase in earnings before income taxes for the fiscal year ended June 30, 2000 compared to the prior year was primarily due to the overall increase in sales, a 1.1% increase in gross profit margin discussed above, and that fiscal 1999 included a goodwill pretax write-off of approximately $1.1 million associated with one of three unprofitable businesses closed during fiscal 1999 as well as business integration costs associated with the acquisition of the women's apparel catalogue business.


1999 Compared to 1998

Net sales of $58,799,000 were $9,482,000 below fiscal 1998. This was due primarily to the closing of three unprofitable operations, as well as lower volume in the Company's medium priced handbag business due, in general, to reduced retail demand for non-branded handbag and accessories merchandise, offset partly by improved premium handbag and women's apparel sales and by sales from the newly acquired women's apparel business selling to catalogue retailers.

The gross profit margin for fiscal 1999 was 23.7%, or a decline of 1.0% from the prior year, which resulted from a higher level of inventory markdowns due to closing three unprofitable operations and also from off-price sales in the children's and medium priced handbag business. Margins improved somewhat, however, in the premium and the women's apparel business. Shipping, selling and administrative expenses decreased by $782,000 related to lower shipping, royalty and administrative expense offset, in part, by higher product development costs. Also included in fiscal 1999 are business integration costs of approximately $230,000 associated with the acquisition of the new women's apparel business. As a percentage of net sales, the current fiscal year was 27.4% compared to 24.7 % in the prior fiscal year, attributable to the relatively higher level of fixed costs.

Interest expense was much lower in fiscal 1999 compared to the prior year because the Company utilized a portion of its available investment funds in lieu of borrowing in the current fiscal year compared to the prior year.

Interest income decreased $87,000 from the prior fiscal year generally due to a lower level of interest rates on the investment portfolio and from the greater utilization of investment funds for working capital needs in fiscal 1999 compared to the prior fiscal year.

Other income is comprised of a pretax gain on the sale of fixed assets totaling $324,000 from one of the unprofitable businesses closed during fiscal 1999.

The decrease in earnings before income taxes for the fiscal year ended June 30, 1999 compared to the prior year was primarily due to the decrease in sales, a 1.0% decrease in the gross profit margin discussed above, the goodwill write-off of approximately $1.1 million associated with one of three unprofitable businesses closed during fiscal 1999 and business integration costs associated with the acquisition of the women's apparel catalogue business. The foregoing was offset, in part, by lower shipping, selling and administrative expenses, as well as the pre-tax gain on the sale of fixed assets as discussed above.

Interest income declined slightly from the prior fiscal year generally due to a lower level of interest rates on the investment portfolio.

The decrease in earnings before income taxes for the fiscal year ended June 30, 1998 compared to the prior year was primarily due to the decrease in sales and the 1.7% decrease in the gross profit margin discussed above.


New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001 and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has determined that the adoption of this statement will not have an impact on the consolidated financial statements.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 pertains to all unamortized goodwill and other intangible asset balances recognized in an entity's current balance sheet, regardless of when those assets were initially recognized. The Company is still evaluating the impact of this pronouncement as it pertains to unamortized goodwill.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------- -----------------------------------------------------------

         The Registrant, in the normal course of doing business, is theoretically exposed to interest rate change market risk. As borrowing patterns are cyclical, the Registrant is not dependent on borrowing throughout the year. Therefore, a sudden increase in interest rates (which under the line of credit is at the prime rate or lower) may, during peak borrowing, have a negative impact on short-term results, but would unlikely impact longer-term results since a cost pass-through should offset such higher interest expense.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

Financial Statements
--------------------

         The report dated September 24, 2001 of Deloitte & Touche LLP, independent auditors, the consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years ended June 30, 2001 and Notes to Consolidated Financial Statements appear on pages F-2 through F-19 of this Form 10-K.


Supplementary Data
------------------

         Selected unaudited quarterly financial data for the fiscal years ended June 30, 2001, June 30, 2000 and June 30, 1999 is set forth at Note L, "Unaudited Quarterly Financial Data" on page F-19 of this Form 10-K.


Item 9.  Changes in and Disagreements with Accountants
-------  on Accounting and Financial Disclosure.
         ---------------------------------------------

         Not Applicable.


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.
-------- ---------------------------------------------------

         The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


Item 11. Executive Compensation.
-------- -----------------------

         The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

         The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

         The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to the Registrant's 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------- ----------------------------------------------------------------

(a) The following financial statements and financial statement schedules are filed as part of this report:

Financial Statements:
---------------------

         Independent Auditors' Report

         Consolidated Balance Sheets -- June 30, 2001 and 2000

         Consolidated Statements of Operations -- years ended June 30, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity -- years ended June 30, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows -- years ended June 30, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

Financial Statement Schedules:
------------------------------

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

      10(l) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

      10(m) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Howard Ginsburg (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

      10(n) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Allan Ginsburg (incorporated herein by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

      10(o) 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).*

      10(p) Non-Qualified Stock Option Contract dated December 3,1996 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997). .

      10(q) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Richard Chestnov (incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

      10(r) Non-Qualified Stock Option Contract dated August 19, 1997 between the Registrant and Al Safer (incorporated by reference to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1997). .

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

      10(x) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(x) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

      10(y) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(y) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

      10(z) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(z) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

      10(aa) Non-Qualified Stock Option Contract dated June 12, 2000, between the Registrant and Norman Axelrod. (incorporated herein by reference to Exhibit 10(aa) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

      10(bb) Non-Qualified Stock Option Contract dated November 28, 2000 between the Registrant and Martin Brody. *

      10(cc) Non-Qualified Stock Option Contract dated November 28, 2000 between the Registrant and Richard Chestnov. *

      10(dd) Non-Qualified Stock Option Contract dated November 28, 2000 between the Registrant and Albert Safer. *

      10(ee) Non-Qualified Stock Option Contract dated November 28, 2000 between the Registrant and Norman Axelrod. *

      10(ff)      2000 Stock Option Plan of the Registrant. *

      21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1995).


--------------------
*Management contract or compensatory plan or arrangement


(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 2001.

Exhibits.

         Exhibits are listed in response to Item 14(a)3.

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

                                       JACLYN, INC.


September 24, 2001                     By: /s/ ALLAN GINSBURG
                                           -------------------------------------
                                           ALLAN GINSBURG, Chairman
                                             of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ALLAN GINSBURG               Chairman of the Board        September 24, 2001
--------------------------       and Director
ALLAN GINSBURG

/s/ ROBERT CHESTNOV              President, Principal         September 24, 2001
--------------------------       Executive Officer and
ROBERT CHESTNOV                  Director

/s/ ANTHONY CHRISTON             Chief Financial Officer,     September 24, 2001
--------------------------       Principal Financial and
ANTHONY CHRISTON                 Accounting Officer

/s/ ABE GINSBURG                 Director                     September 24, 2001
--------------------------
ABE GINSBURG

/s/ HOWARD GINSBURG              Director                     September 24, 2001
--------------------------
HOWARD GINSBURG

/s/ NORMAN AXELROD               Director                     September 24, 2001
--------------------------
NORMAN AXELROD

/s/ MARTIN BRODY                 Director                     September 24, 2001
--------------------------
MARTIN BRODY

/s/ RICHARD CHESTNOV             Director                     September 24, 2001
--------------------------
RICHARD CHESTNOV

/s/ AL SAFER                     Director                     September 24, 2001
--------------------------
AL SAFER

        =================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------





                                    EXHIBITS
                                       to
                           ANNUAL REPORT ON FORM 10-K
                               FOR THE FISCAL YEAR
                               ENDED JUNE 30, 2001





                    ----------------------------------------



                                  JACLYN, INC.








================================================================================

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

   10(x) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(x) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

   10(y) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(y) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

   10(z) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(z) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

   10(aa) Non-Qualified Stock Option Contract dated June 12, 2000, between the Registrant and Norman Axelrod. (incorporated herein by reference to Exhibit 10(aa) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

   10(bb) Non-Qualified Stock Option Contract dated November 28, 2000 between the Registrant and Martin Brody. *

   10(cc) Non-Qualified Stock Option Contract dated November 28, 2000 between the Registrant and Richard Chestnov. *

   10(dd) Non-Qualified Stock Option Contract dated November 28, 2000 between the Registrant and Albert Safer. *

   10(ee) Non-Qualified Stock Option Contract dated November 28, 2000 between the Registrant and Norman Axelrod. *

   10(ff)         2000 Stock Option Plan of the Registrant. *

   21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1995).



*Management contract or compensatory plan or arrangement

                          JACLYN, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS AND
                FINANCIAL STATEMENT SCHEDULE FOR THE YEARS ENDED
                        JUNE 30, 2001, 2000 AND 1999 AND

                          INDEPENDENT AUDITORS' REPORT

JACLYN, INC. AND SUBSIDIARIES

TABLE OF CONTENTS


-------------------------------------------------------------------------------------------------

                                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                                              F-1

FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEETS - AS OF JUNE 30, 2001 AND 2000                       F-2

         CONSOLIDATED STATEMENTS OF OPERATIONS - FOR THE YEARS ENDED JUNE 30,
         2001, 2000 AND 1999                                                              F-3

         CONSOLIDATED STATEMENTS OF CASH FLOWS - FOR THE YEARS ENDED JUNE 30,
         2001, 2000 AND 1999                                                          F-4 TO F-5

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - FOR THE
         YEARS ENDED JUNE 30, 2001, 2000 AND 1999                                         F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-7 TO F-19

FINANCIAL STATEMENT SCHEDULE:

         VALUATION AND QUALIFYING ACCOUNTS                                                F-20

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Jaclyn, Inc.
West New York, New Jersey


         We have audited the accompanying consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years ended June 30, 2001. Our audits also included the consolidated financial statement schedule of Jaclyn, Inc. and subsidiaries listed in item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jaclyn, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three fiscal years ended June 30, 2001 in conformity with generally accepted accounting principles in the United States of America.

         Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Deloitte & Touche, LLP
September 24, 2001
New York, New York

                          JACLYN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000
-------------------------------------------------------------------------------------------------------------
ASSETS                                                                               2001               2000
CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                                                        $     66,000    $    315,000

ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL
    ACCOUNTS: 2001, $ 37,000; 2000, $42,000                                         8,953,000       9,694,000

INVENTORIES                                                                         9,483,000       8,618,000

PREPAID EXPENSES AND OTHER CURRENT ASSETS                                             830,000         622,000

DEFERRED INCOME TAXES                                                               1,019,000       2,270,000

SECURITIES AVAILABLE FOR SALE                                                             -         1,632,000
                                                                                 ------------    ------------
    TOTAL CURRENT ASSETS                                                           20,351,000      23,151,000

PROPERTY, PLANT AND EQUIPMENT - NET                                                 1,198,000       1,005,000

OTHER ASSETS                                                                        1,799,000       1,320,000

DEFERRED INCOME TAXES                                                               1,683,000       1,000,000
                                                                                 ------------    ------------
                                                                                 $ 25,031,000    $ 26,476,000
                                                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

NOTES PAYABLE - BANK                                                             $  2,555,000    $  1,270,000

ACCOUNTS PAYABLE                                                                    3,716,000       4,882,000

COMMISSIONS PAYABLE                                                                   424,000         304,000

ACCRUED PAYROLL AND RELATED EXPENSES                                                  484,000         628,000

OTHER CURRENT LIABILITIES                                                             695,000       1,470,000
                                                                                 ------------    ------------
    TOTAL CURRENT LIABILITIES                                                       7,874,000       8,554,000
                                                                                 ------------    ------------
OTHER LONG TERM LIABILITIES                                                           100,000             -
                                                                                 ------------    ------------
DEFERRED INCOME TAXES                                                                 494,000       1,065,000
                                                                                 ------------    ------------
COMMITMENTS

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, PAR VALUE $1: AUTHORIZED, 1,000,000  SHARES; ISSUED NONE

COMMON STOCK, PAR VALUE $1: AUTHORIZED, 5,000,000  SHARES; ISSUED 2001 and
2000 3,368,733 SHARES                                                               3,369,000       3,369,000

ADDITIONAL PAID-IN CAPITAL                                                         12,117,000      12,117,000

RETAINED EARNINGS                                                                   8,314,000       8,214,000

ACCUMULATED OTHER COMPREHENSIVE INCOME                                                    -             5,000
                                                                                 ------------    ------------
                                                                                   23,800,000      23,705,000

LESS: TREASURY STOCK AT COST (2001: 807,342 SHARES;
           2000: 677,342 SHARES)                                                    7,237,000       6,848,000
                                                                                 ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                                                     16,563,000      16,857,000
                                                                                 ------------    ------------
                                                                                 $ 25,031,000    $ 26,476,000
                                                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.


                          JACLYN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
----------------------------------------------------------------------------------------------------
                                                            2001            2000            1999
                                                        ------------    ------------    ------------
Net sales                                               $ 79,570,000    $ 72,078,000    $ 58,799,000

Cost of goods sold                                        61,575,000      54,183,000      44,873,000
                                                        ------------    ------------    ------------
Gross profit                                              17,995,000      17,895,000      13,926,000
                                                        ------------    ------------    ------------
Shipping, selling and
   administrative expenses                                17,748,000      17,572,000      16,106,000

Write-off of goodwill                                            -               -         1,124,000

Interest expense                                             234,000         100,000           4,000

Interest income                                             (109,000)       (136,000)       (207,000)

Other income                                                 (34,000)        (47,000)       (324,000)
                                                        ------------    ------------    ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                          156,000         406,000      (2,777,000)

PROVISION (BENEFIT) FOR INCOME TAXES                          56,000         146,000        (998,000)
                                                        ------------    ------------    ------------
NET EARNINGS (LOSS)                                     $    100,000    $    260,000    $ (1,779,000)

Other comprehensive income, net of tax:

Unrealized holding loss on
   securities arising during period                              -           (18,000)        (12,000)
                                                        ------------    ------------    ------------
Net comprehensive earnings (loss)                       $    100,000    $    242,000    $ (1,791,000)
                                                        ============    ============    ============

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND
DILUTED                                                 $        .04    $        .10    $       (.66)
                                                        ============    ============    ============
Weighted average number of shares
 outstanding - diluted                                     2,644,000       2,710,000       2,711,000
                                                        ============    ============    ============


   The accompanying notes are an integral part of these financial statements.


                          JACLYN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------
                                                                       2001          2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                             $    100,000   $    260,000   $ (1,779,000)

Adjustments to reconcile net earnings (loss) to net cash used in operating activities:

        Depreciation and amortization                                295,000        247,000        322,000

        Deferred income taxes                                         (3,000)      (116,000)    (1,224,000)

        Provision for doubtful accounts                               (5,000)        23,000        (78,000)

        Gain on sale of fixed assets                                     -              -         (324,000)

        Write-off of goodwill                                            -              -        1,124,000

        Amortization of goodwill                                     112,000         95,000        118,000

Changes in assets and liabilities:

        Decrease (increase) in accounts receivable                   746,000        (42,000)    (3,628,000)

        (Increase) decrease in inventories                          (865,000)    (2,277,000)     3,260,000

        Decrease (increase) in prepaid expenses and                 (208,000)       331,000       (314,000)
            other current assets

        Decrease (increase) in other assets                            9,000         65,000         (3,000)

        Increase (decrease) in accounts payable and
            other current liabilities                             (2,165,000)     1,286,000      1,101,000
                                                                ------------   ------------   ------------
Net cash used in operating activities                             (1,984,000)      (128,000)    (1,425,000)
                                                                ------------   ------------   ------------

                                                                                                (Continued)


JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------
                                                                      2001            2000           1999
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property and equipment                              (388,000)       (59,000)      (196,000)

    Proceeds from sale of property                                       -              -          521,000

    Purchases of securities available for sale                      (816,000)           -              -

    Proceeds from sales of securities available for sale           2,443,000            -        1,061,000

    Acquisition of certain assets of I. Appel Corporation           (400,000)           -              -

    Acquisition of certain assets of Banner Industries
        of New York, Inc.                                                -              -       (2,861,000)
                                                                ------------   ------------   ------------
Net cash (used in) provided by investing activities                  839,000        (59,000)    (1,475,000)
                                                                ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase (decrease) in notes payable - bank                    1,285,000       (505,000)     1,775,000

    Repurchase of common stock                                      (389,000)       (44,000)           -
                                                                ------------   ------------   ------------
Net cash (used in) provided by financing activities                  896,000       (549,000)     1,775,000
                                                                ------------   ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (249,000)      (736,000)    (1,125,000)
                                                                ------------   ------------   ------------
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                              315,000      1,051,000      2,176,000
                                                                ------------   ------------   ------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                               $     66,000   $    315,000   $  1,051,000
                                                                ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                    $    241,000   $     80,000   $      4,000
                                                                ------------   ------------   ------------
    Income taxes                                                $    284,000   $    139,000   $    202,000
                                                                ------------   ------------   ------------
NON-CASH ITEMS:
    Unrealized gain on securities available for sale            $        -     $      8,000   $     36,000
                                                                ------------   ------------   ------------

    The accompanying notes are an integral part of these financial statements
                                   (Concluded)

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2001, 2000, AND 1999
------------------------------------------------------------------------------------------------------------
                                                    COMMON STOCK
                                            -----------------------------    Additional        Accumulated
                                                Shares         Amount          Paid-in        Comprehensive
                                                                               Capital            Income
                                            -------------   -------------   --------------    --------------
BALANCE, JUNE 30, 1998                          3,368,733       3,369,000       12,117,000            35,000

Unrealized loss on securities available
for sale at July 1, 1998                              -               -                -             (12,000)

Net loss, year ended June 30, 1999                    -               -                -                 -

ESOP loan repayment                                   -               -                -                 -
                                            -------------   -------------   --------------    --------------
BALANCE, JUNE 30, 1999                          3,368,733       3,369,000       12,117,000            23,000


Unrealized loss on securities available
for sale at July 1, 1999                              -               -                -             (18,000)

Net earnings, year ended June 30, 2000                -               -                -                 -

Repurchase of Common Stock                            -               -                -                 -
                                            -------------   -------------   --------------    --------------
BALANCE, JUNE 30, 2000                          3,368,733       3,369,000       12,117,000             5,000


Unrealized loss on securities available
for sale at July 1, 2000                              -               -                -              (5,000)

Net earnings, year ended June 30, 2001                -               -                -                 -

Repurchase of Common Stock                            -               -                -                 -
                                            -------------   -------------   --------------    --------------
BALANCE, JUNE 30, 2001                      $   3,368,733   $   3,369,000   $   12,117,000    $          -
                                            =============   =============   ==============    ==============

   The accompanying notes are an integral part of these financial statements.

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2001, 2000, AND 1999 (continued)
------------------------------------------------------------------------------------------------------------
                                                                    TREASURY STOCK
                                                             ---------------------------       Guaranteed
                                               Retained                                        Bank Loan -
                                               Earnings          Shares         Amount            ESOP
                                            -------------    ------------   -------------    -------------
BALANCE, JUNE 30, 1998                          9,733,000         657,342       6,804,000           56,000

Unrealized loss on securities available
for sale at July 1, 1998                              -               -               -                -

Net loss, year ended June 30, 1999             (1,779,000)            -               -                -

ESOP loan repayment                                   -               -               -            (56,000)
                                            -------------    ------------   -------------    -------------
BALANCE, JUNE 30, 1999                          7,954,000         657,342       6,804,000              -

Unrealized loss on securities available
for sale at July 1, 1999                              -               -               -                -

Net earnings, year ended June 30, 2000            260,000             -               -                -

Repurchase of Common Stock                            -            20,000          44,000              -
                                            -------------    ------------   -------------    -------------
BALANCE, JUNE 30, 2000                          8,214,000         677,342       6,848,000              -

Unrealized loss on securities available
for sale at July 1, 2000                              -               -               -                -

Net earnings, year ended June 30, 2001            100,000             -               -                -

Repurchase of Common Stock                            -           130,000         389,000              -
                                            -------------    ------------   -------------    -------------
BALANCE, JUNE 30, 2001                      $   8,314,000         807,342   $   7,237,000    $         -
                                            =============    ============   =============    =============

   The accompanying notes are an integral part of these financial statements.

JACLYN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Jaclyn, Inc. and its subsidiaries (the "Company") are engaged in the design, manufacture, marketing and sale of apparel, handbags accessories and related products. The Company sells its products to retailers, including department and specialty stores, national chains, major discounters and mass volume retailers, throughout the United States.

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

Impairment of Long-Lived Assets
The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. For purposes of recognizing and measuring impairment of long-lived assets, the Company categorizes assets of production facilities as "Assets to Be Held and Used" and assets of production facilities that have been closed as "Assets to be Disposed Of." The Company evaluates assets for impairment at the lowest level of cash flows. Assets being tested for recoverability at the corporate level include allocable goodwill that arose in purchase business combinations. Corporate assets to be held and used are evaluated for impairment based on excess cash flow after the assessment of production assets. The Company reviews assets for impairment when changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. Such change includes, but is not limited to, the historical and projected operating performance of business, change in the manner in which the asset is used, specific industry trends and general economic conditions, indicate that the carrying value of long-lived assets may not be recoverable.

If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, the asset is considered impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.

Revenue Recognition
Revenue is recognized at the time merchandise is shipped or received by a third party consolidator, normally the same day of the shipment. Sales returns, discounts and allowances are recorded as a component of net sales in the period in which the related revenue is recorded. Products are shipped directly to customers using third party carriers. The customer takes title and assumes the risks and rewards of ownership of the products when the merchandise leaves the Company's warehouse or is received by a third party consolidator, as applicable.

Shipping and Handling Costs

Included in Shipping, Selling and Administrative expenses are all shipping and handling costs incurred by the Company. Included in revenues are all amounts billed to a customer in a sale transaction related to shipping and handling. Shipping and handling reimbursements included in revenue amounted to approximately $20,000, $181,000 and $33,000 for the years ended June 30, 2001, 2000, and 1999, respectively.

Segment Reporting
The Company operates in a single operating segment - the manufacture of women's handbag's, apparel and related accessories. Revenues from customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three years was as follows:


                                       Year ended June 30,
                                     ------------------------
         Product Category            2001      2000      1999
         ----------------            ----      ----      ----

         Handbags                     46%       58%       66%

         Women's apparel              54%       42%       34%
                                     ----      ----      ----
                                     100%      100%      100%
                                     ----      ----      ----

During the years ended June 30, 2001, 2000 and 1999, sales revenues derived from one customer were 17%, 17% and 16%, respectively. Sales to a second customer were 15%, 10% and 11%, and to a third customer were 12%, 10% and 5%, respectively. In fiscal 2001, a fourth customer accounted for 11% of net sales. The loss of any one of these customers would have a material adverse affect on the Company's operations.

The Company relies on suppliers to purchase a variety of raw materials. The Company had one supplier who in the aggregate constituted 17% of the Company's purchases for the year ended June 30, 2001. The loss of any one of these suppliers would not have a material adverse affect on the Company's operations.

Recently Issued Accounting Standards
In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001 and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. The Company has determined that the adoption of this statement will not have an impact on the consolidated financial statements.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 pertains to all unamortized goodwill and other intangible asset balances recognized in an entity's current balance sheet, regardless of when those assets were initially recognized. The Company is still evaluating the impact of this pronouncement as it pertains to unamortized goodwill.

Reclassifications
Certain items in prior years have been reclassified for comparative purposes.

NOTE B - INVENTORIES

Inventories consist of the following:


                                                         June 30,
                                            ---------------------------------
                                                2001                 2000
                                            -------------       -------------

                   Raw material             $   3,955,000       $   4,130,000
                   Work in process              1,751,000           1,816,000
                   Finished goods               3,777,000           2,672,000
                                            -------------       -------------
                                            $   9,483,000       $   8,618,000
                                            =============       =============


NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                         June 30,
                                            ---------------------------------
                                                  2001                 2000
                                            -------------       -------------

                   Land                     $     162,000       $     162,000
                   Buildings                    1,181,000           1,181,000
                   Machinery and equipment      1,831,000           1,626,000
                   Furniture and fixtures         414,000             384,000
                   Leasehold improvements       1,022,000             800,000
                   Automobiles and trucks         126,000              95,000
                                            -------------       -------------
                                                4,736,000           4,248,000
                   Less accumulated
                   depreciation and
                   amortization                 3,538,000           3,243,000
                                            -------------       -------------
                                            $   1,198,000       $   1,005,000
                                            =============       =============

NOTE D - COMMITMENTS

The Company leases office facilities under non-cancelable leases that expire in various years through the year 2006.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

                                  Year Ended     Office and Showroom
                                   June 30,           Facilities
                                   --------           ----------

                                    2002         $     357,000

                                    2003               188,000

                                    2004               127,000

                                    2005               131,000

                                    2006                38,000

                                 After 2006                -

Rental expense, including real estate taxes, for all operating leases, totaled $374,000, $454,000, and $481,000 for 2001, 2000 and 1999, respectively.

The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which agreements expire in various years through 2004. Aggregate minimum commitments by fiscal year are as follows:

                                   Fiscal            Minimum
                                    Year           Commitments
                                   ------          -----------

                                    2002           $   296,000

                                    2003               685,000

                                    2004               338,000

NOTE E - CREDIT FACILITIES

The Company has a line of credit with a bank for short-term loans, letters of credit and bankers acceptances amounting to $23,000,000. At June 30, 2001 and 2000, the Company was contingently obligated on open letters of credit for approximately $4,390,000 and $8,930,000, respectively. The Company can borrow up to $13,000,000 with the Company's inventory and accounts receivable pledged to the bank as collateral, provided it maintains a minimum quick ratio requirement of 1 to 1 and a minimum tangible net worth of $14,000,000. Borrowing on the short-term line of credit was $2,555,000 and $1,270,000 as of June 30, 2001 and 2000, respectively. There was no borrowing on the bankers acceptance line as of June 30, 2001 and 2000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at June 30, 2001 was 7.00%. During fiscal 2001, the average amount outstanding under the short-term line was $2,610,000 with a weighted average interest rate of 9.38%. During 2000, the average amount outstanding under the short-term line was $991,000 with a weighted average interest rate of 8.46%. The maximum amount outstanding during fiscal 2001 and fiscal 2000 was $6,900,000 and $3,160,000, respectively.


NOTE F - STOCK OPTIONS

The Company has a Stock Option Plan (the "Plan") permitting the granting of incentive stock options and non-qualified stock options to purchase up to 300,000 shares of common stock. Under the Plan, the option price cannot be less than the fair market value of the stock as of the date of the granting of the option and 110% of the fair market value for certain management employees. Options, which may be granted to November 2010, are exercisable as determined by the Board of Directors.

The Company had a 1990 Incentive Stock Option Plan (the "1990 Plan") permitting the granting of options to purchase up to 500,000 shares of common stock. Under the 1990 Plan, the option price could not be less than the fair market value of the stock as of the date of the granting of the option and 110% of the fair market value for certain management employees. The 1990 plan covering these 500,000 shares expired October 2000.

As permitted under SFAS 123, "Accounting for Stock-Based Compensation" the Company has elected not to adopt the fair value based method of accounting for its stock based compensation. The Company will continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net earnings (loss) would have been $61,000 $236,000 and $(1,819,000) for 2001, 2000, and 1999, or $.02, $.09 and ($.67) per diluted share, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1997.

Stock option transactions are summarized below:

                                              2001                          2000                        1999
                                  --------------------------------------------------------------------------------------
                                                    Weighted                      Weighted                     Weighted
                                                     Average                       Average                      Average
                                                     Exercise                      Exercise                     Exercise
                                       Shares         Price          Shares         Price         Shares         Price
                                  --------------------------------------------------------------------------------------
Outstanding - beginning
of year                               347,661    $     4.09         339,661    $     5.86         267,045   $     9.35

Granted                               150,500          2.74           8,000          2.75         150,000         2.35

Exercised                                 -              -              -              -              -             -

Forfeited                             (76,000)         4.45             -              -          (77,384)       10.61
                                  ------------------------------------------------------------------------------------
Outstanding - end of year             422,161    $     3.99         347,661    $     4.09         339,661   $     5.86
                                  ------------------------------------------------------------------------------------
Exercisable - end of year             422,161    $     3.99         347,661    $     4.09         339,661   $     5.86

Weighted-average fair
value of options granted
during the year                                  $     2.74                    $     1.51                   $     1.66

The following table summarizes information about stock options outstanding at June 30, 2001:


          Options Outstanding                         Option Exercisable
-----------------------------------------------  -------------------------------

                          Weighted-
               Number Average Weighted Number Weighted Range of Outstanding Remaining Average Exercisable Average
Exercise     at June 30,  Contractual  Exercise  at June 30,    Exercise
 Prices         2001      Life (Yrs)    Price      2001           Price
 ------      -----------  ----------   --------  -----------    --------

$2.25 to
$2.83         297,500      8.08       $    2.52    297,500    $    2.52

$4.06 to
$4.47          91,500      5.00       $    4.25     91,500    $    4.25

$5.13 to
$6.38           5,000      5.43       $    5.82      5,000    $    5.82

$12.38         28,161      2.47       $   12.38     28,161    $   12.38
              =======                              =======
Totals        422,161                              422,161
-----------------------------------------------  -------------------------------

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 2001 and 2000: risk-free interest rate of 4.2% and 6.15%, expected life of 10 years; expected volatility of 177%; and 28.85%; dividend yield of 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.


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


NOTE H - INCOME TAXES

The components of the Company's tax provision (benefit) for each of the three years ended June 30, are as follows:

                                                   June 30,
                                  -----------------------------------------
                                      2001          2000           1999
                                  -----------    -----------    -----------
Current:
    Federal                       $       -      $       -      $       -
    State and Local                    17,000          7,000          7,000

   Foreign                             42,000        255,000        219,000
                                  -----------    -----------    -----------
                                       59,000        262,000        226,000
Deferred:
   Federal and State                   (3,000)      (116,000)    (1,224,000)
                                  -----------    -----------    -----------
Provision (benefit)               $    56,000    $   146,000    $  (998,000)
                                  ===========    ===========    ===========
 reconciliation between the provision for income taxes computed by applying the federal statutory rate to income before income taxes and the actual provision for income taxes is as follows:

------------------------------------------------------------------------------------------
June 30,                                                     2001       2000       1999
------------------------------------------------------------------------------------------
Provision (benefit) for income taxes at statutory rate       34.0%      34.0%     (34.0)%
State and local income taxes net of federal tax benefit       5.0        5.0       (5.2)
Tax exempt interest                                          (8.0)      (5.7)       2.2
Other                                                         5.0        2.7        1.0
                                                           ---------  ---------  ---------
Effective tax rate percent                                   36.0%      36.0%     (36.0)%
                                                           =========  =========  =========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of June 30, 2001 and 2000 are as follows:

-------------------------------------  ---------------------------   ---------------------------
June 30,                                           2001                           2000
-------------------------------------  ---------------------------   ---------------------------
                                           Assets      Liabilities       Assets      Liabilities

Depreciation
and amortization                       $        -     $    376,000   $        -     $    852,000

Leases                                          -          118,000            -          138,000

Foreign taxes                               370,000            -          328,000            -

Inventory                                   657,000            -          551,000            -

Bad debt, sales allowances and
other reserves                               95,000            -          343,000            -

NOL and tax credit
carryforwards                             1,046,000            -        1,511,000            -

Other                                       534,000            -          537,000         75,000
                                       ------------   ------------   ------------   ------------
                                       $  2,702,000   $    494,000   $  3,270,000   $  1,065,000
                                       ------------   ------------   ------------   ------------

As of June 30, 2001 the Company has a Net Operating Loss Carryforward of $2,548,000 for income tax purposes that expires between the years 2012 and 2020.

NOTE I - RECENT ACQUISITION

On January 19, 2001, the Company completed the acquisition of certain assets of
I. Appel Corporation, which manufactures and distributes robes, dusters and loungewear to department stores. The aggregate purchase price for the acquisition was approximately $700,000 for goodwill, certain tangible fixed assets and including $100,000 in acquisition costs. A total of $400,000 was paid during the year ended June 30, 2001 with the remainder to be paid in quarterly installments through October 2002. Such amounts will be paid from current working capital. The proforma impact of the acquisition on the Company's operations for fiscal 2001 and fiscal 2000 was not significant.

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

Fiscal Year Ended June 30,                              2001             2000
--------------------------                           -----------    ------------

CHANGE IN BENEFIT OBLIGATION:

   Net benefit obligation at beginning of year       $ 3,318,000    $ 3,092,000

   Service cost                                          264,000        191,000

   Interest cost                                         216,000        203,000

   Actuarial (gain) loss                                  71,000         (6,000)

   Gross benefits paid                                  (138,000)      (162,000)
                                                     -----------    -----------
   Net benefit obligation at end of year             $ 3,731,000    $ 3,318,000
                                                     -----------    -----------

CHANGE IN PLAN ASSETS:

   Fair value of plan assets at beginning of year    $ 2,798,000    $ 2,868,000

   Employer contributions                                493,000            -

   Gross benefits paid                                  (138,000)      (162,000)

   Actual return on plan assets                          297,000         92,000
                                                     -----------    -----------
   Fair value of plan assets at end of year            3,450,000      2,798,000
                                                     -----------    -----------
   Funded status at end of year                         (281,000)      (520,000)

   Unrecognized net actuarial loss                       812,000        877,000

   Unrecognized transition amount                       (126,000)      (165,000)

   Unrecognized prior service cost                         3,000          3,000
                                                     -----------    -----------
   Prepaid benefit costs                             $   408,000    $   195,000
                                                     -----------    -----------

Pension expenses includes the following components:

Fiscal Year Ended June 30,                     2001        2000         1999
--------------------------                  ---------    ---------    ----------

COMPONENTS OF NET PERIODIC BENEFIT
COST:

 Service cost                               $ 264,000    $ 191,000    $ 166,000

 Interest cost                                215,000      202,000      195,000

 Expected return on assets                   (208,000)    (188,000)    (169,000)

 Amortization of prior service cost             1,000        1,000        1,000

 Amortization of transition assets            (39,000)     (39,000)     (39,000)

 Amortization of actuarial loss                46,000       39,000       32,000
                                            ---------    ---------    ---------
 Net periodic cost                          $ 279,000    $ 206,000    $ 186,000
                                            ---------    ---------    ---------

Assumptions used in determining the net periodic cost:

June 30,                                               2001      2000      1999

     Discount rates                                    6.50%     6.75%     6.75%

     Rates of increase in compensation levels          3.00%     3.50%     3.00%

     Expected long-term rate of return on assets       7.00%     6.75%     6.50%


The Defined Benefit Pension Plan's assets include 22,654 shares of the Company's common stock with a market value of approximately $58,000 and $45,000 at June 30, 2001 and 2000, respectively.

The Company maintains a non-contributory Employee Stock Ownership Plan (the "ESOP") and Trust, for its employees who are not covered by a collective bargaining agreement.

Contributions to the ESOP are at the discretion of the Company's Board of Directors. There was no ESOP expense for the years ended June 30, 2001 and June 30, 2000.

Vesting occurs after five years of service. However, if the ESOP is deemed "top-heavy", vesting will occur at the rate of 20% per year after the completion of the second year of service.

NOTE K - NET EARNINGS PER SHARE

The Company's calculation of Basic and Diluted Net Earnings (Loss) Per Share are as follows (in thousands, except per share amounts):

                                                     Year Ended June 30,
                                               --------------------------------
                                                  2001       2000       1999
                                               ---------  ---------   ---------

Basic Net Earnings (Loss) Per Share:
-----------------------------------

Net Earnings (Loss)                            $     100  $     260   $  (1,779)
                                               ---------  ---------   ---------
Basic Weighted Average Shares Outstanding          2,610      2,696       2,711
                                               ---------  ---------   ---------
Basic Net Earnings (Loss) Per Common Share     $     .04  $     .10       ($.66)
                                               ---------  ---------   ---------

Diluted Net Earnings (Loss) Per Share:
--------------------------------------
Net Earnings (Loss)                            $     100  $     260   $  (1,779)
                                               ---------  ---------   ---------
Basic Weighted Average Shares Outstanding          2,610      2,696       2,711

Add: Dilutive Options                                 34         14         (a)
                                               ---------  ---------   ---------
Diluted Weighted Average Shares Outstanding        2,644      2,710       2,711
                                               ---------  ---------   ---------
Diluted Net Earnings (Loss) Per Common Share   $     .04  $     .10   $    (.66)
                                               ---------  ---------   ---------

Options to purchase 344,000 and 208,000 common shares were outstanding as of June 30, 2001, and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

Options are not considered part of the diluted weighted average share calculation where there is a loss for the period, since they would be anti-dilutive. (See (a) in above table)

NOTE L - UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data, in thousands of dollars except for per share amounts, for the fiscal years ended June 30, 2001, 2000 and 1999 are as follows:

                                               Three Months Ended
                           -------------------------------------------------------------
                              June 30,       March 31,     December 31,   September 30,
                                2001            2001          2000           2000
                             ---------       ---------     ------------   -------------
Net sales                    $  18,360      $  17,720      $  23,364      $  20,126
Gross profit                     4,249          4,251          4,836          4,659
Net earnings                      (227)            31            162            134
Net earnings per
common share  - basic
and diluted                  $    (.08)        $  .01          $ .06          $ .05

                                               Three Months Ended
                           -------------------------------------------------------------
                              June 30,       March 31,     December 31,   September 30,
                                2000           2000           1999           1999
                              --------       ---------     ------------   -------------
Net sales                    $  21,859      $  16,095      $  18,510      $  15,614
Gross profit                     4,733          4,142          4,646          4,374
Net earnings                        45             26            102             87
Net earnings per
common share - basic
and diluted                      $ .02         $  .01          $ .04          $ .03

                                               Three Months Ended
                           -------------------------------------------------------------
                              June 30,       March 31,     December 31,   September 30,
                                1999           1999           1998            1998
                              --------       ---------     ------------   -------------
Net sales                    $  17,746      $  12,258      $  13,141      $  15,654
Gross profit                     4,031          2,663          2,951          4,281
Net earnings (loss)*                30         (1,458)          (434)            83
Net earnings (loss) per
common share - basic
and diluted                        .01      $    (.54)     $    (.16)         $ .03


* The third quarter ended March 31, 1999 includes a goodwill pre-tax writeoff of $1,124,000, resulting from closing one of three unprofitable divisions.


JACLYN, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------

                                    Column A             Column C               Column D       Column E
                                  ------------           Additions             ------------   ------------
                                                 ---------------------------
                                                   Charged        Charged
                                     Balance at   (Credited)         to                        Balance at
                                     beginning   to costs and     accounts      Deductions       end of
Description                          of period      expenses         (1)            (2)          period
-----------                       ------------   ------------   ------------   ------------   ------------
Year ended June 30, 2001          $     42,000   $    (16,000)  $     11,000   $        -     $     37,000
                                  ------------   ------------   ------------   ------------   ------------
Year ended June 30, 2000          $    415,000   $     23,000   $     31,000   $    427,000   $     42,000
                                  ------------   ------------   ------------   ------------   ------------
Year ended June 30, 1999          $    483,000   $    (78,000)  $     10,000   $        -0-   $    415,000
                                  ------------   ------------   ------------   ------------   ------------

(1) Collection of amounts previously written off.
(2) Fully reserved accounts eliminated.