Form 10-Q
period 2001-09-30
JACLYN INC
filed 2001-11-14
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001
                                        ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at November 1, 2001
------------------------------------             -------------------------------
Common Stock, par value $1 per share                        2,561,391

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information:

Item 1
         Condensed Consolidated Balance Sheets -
              September 30, 2001 (unaudited) and June 30, 2001
              (derived from audited financial statements) .............     3

         Condensed Consolidated Statements of Earnings -
              Three Months Ended September 30, 2001 and 2000
              (unaudited) .............................................     4

         Condensed Consolidated Statements of Cash Flows - Three Months
              Ended September 30, 2001 and 2000 (unaudited) ...........     5

         Notes to Condensed Consolidated Financial Statements .........     6

Item 2
         Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................    10

Item 3
         Quantitative and Qualitative Disclosures about Market Risk ...    14


Part II. Other Information:

Item 6
         Exhibits and reports on Form 8-K .............................    14

         Signatures ...................................................    15

                          PART 1. FINANCIAL INFORMATION
                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                    September 30,    June 30,
                                                         2001          2001

                                                     (Unaudited)   (See below)
                                                     -----------   -----------
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $   582       $    66
Accounts receivable, net                                10,640         8,953
Inventory                                                9,121         9,483
Prepaid expenses and other current assets                2,391         1,849
                                                       -------       -------
TOTAL CURRENT ASSETS                                    22,734        20,351
                                                       -------       -------
PROPERTY, PLANT AND EQUIPMENT, net                       1,140         1,198
OTHER ASSETS                                             3,484         3,482
                                                       -------       -------
     TOTAL ASSETS                                      $27,358       $25,031
                                                       =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable - bank                              $ 6,105       $ 2,555
     Accounts payable                                    2,468         3,716
     Other current liabilities                           1,625         1,603
                                                       -------       -------
TOTAL CURRENT LIABILITIES                               10,198         7,874
                                                       -------       -------
OTHER LONG TERM LIABILITIES                                544           594
COMMITMENTS
STOCKHOLDERS' EQUITY:
     Common stock                                        3,369         3,369
     Additional paid-in capital                         12,117        12,117
     Retained earnings                                   8,367         8,314
                                                       -------       -------
                                                        23,853        23,800
     Less: Common shares in treasury at cost             7,237         7,237
                                                       -------       -------
TOTAL STOCKHOLDERS' EQUITY                              16,616        16,563
                                                       -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $27,358       $25,031
                                                       =======       =======


The June 30, 2001 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)


                                                                    Three Months Ended
                                                                      September 30,

                                                                      2001      2000
                                                                    -------   -------
Net sales                                                           $18,220   $20,126
Cost of goods sold                                                   13,654    15,467
                                                                    -------   -------
Gross profit                                                          4,566     4,659
                                                                    -------   -------

Shipping, selling and administrative expenses                         4,427     4,375
Interest expense                                                         56       104
Interest income                                                          --        29
                                                                    -------   -------
                                                                      4,483     4,450
                                                                    -------   -------
Earnings before income taxes                                             83       209
Provision for income taxes                                               30        75
                                                                    -------   -------
Net earnings                                                        $    53   $   134
                                                                    =======   =======
Net earnings per common share - basic and diluted                   $   .02   $   .05
                                                                    =======   =======
Weighted average number of shares outstanding - basic and diluted     2,561     2,680
                                                                    =======   =======


See notes to condensed consolidated financial statements.

                         JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                  Three Months Ended
                                                                                     September 30,

                                                                                    2001       2000
                                                                                  -------    -------
Cash Flows From Operating Activities:

Net Earnings                                                                      $    53    $   134

Adjustments to reconcile net earnings to net cash used in operating activities:

Depreciation and amortization                                                          73         85

Changes in assets and liabilities:
   Increase in accounts receivable, net                                            (1,687)    (1,931)
   Decrease (increase) in inventory                                                   362       (410)
   Increase in prepaid expenses and other assets                                     (544)      (222)
   Decrease in accounts payable and other current liabilities                      (1,226)    (1,155)
                                                                                  -------    -------
Net cash used in operating activities                                              (2,969)    (3,499)
                                                                                  -------    -------

Cash Flows From Investing Activities:
   Purchase of property and equipment                                                 (15)       (64)
   Purchase of marketable securities - available for sale                              --        405
   Maturities of  marketable securities - available for sale                           --       (400)
                                                                                  -------    -------
Net cash used in investing activities                                                 (15)       (59)
                                                                                  -------    -------

Cash Flows From Financing Activities:
   Increase in loans payable - bank                                                 3,550      3,925
   Decrease in notes payable                                                          (50)        --
   Repurchase of common stock                                                          --       (111)
                                                                                  -------    -------
Net cash provided by financing activities                                           3,500      3,814
                                                                                  -------    -------
Net Increase in Cash and Cash Equivalents                                             516        256
Cash and Cash Equivalents, beginning of period                                         66        315
                                                                                  -------    -------
Cash and Cash Equivalents, end of period                                          $   582    $   571
                                                                                  -------    -------

Supplemental Information:

Interest paid                                                                     $    57    $    76
                                                                                  -------    -------
Taxes paid                                                                        $     7    $     1
                                                                                  -------    -------


See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation:

         The accompanying unaudited condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of earnings and cash flows for the three month periods ended September 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 Annual Report to Stockholders. The results of operations for the period ended September 30, 2001 are not necessarily indicative of operating results for the full fiscal year.

2.       Recently Issued Accounting Standards:

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle for the quarter ended September 30, 2001. Subsequent impairment losses will be reflected in operating earnings or loss in the consolidated statements of operations. Included in the September 30, 2001 and June 30, 2001 balance sheets were $1,768,000 of goodwill. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

                                                   Three Months Ended
                                                      September 30

                                                   2001          2000
                                                  ------        ------

         Net Earnings                             $   53        $  134
         Goodwill amortized (net of taxes)            --            12
                                                  ------        ------
         Adjusted net earnings                    $   53        $  146
                                                  ------        ------

                                                Basic and     Basic and
                                                 Diluted       Diluted

         Earnings per share                       $  .02        $  .05
         Effect of accounting change                  --            --
                                                  ------        ------
         Adjusted net earnings per share          $  .02        $  .05
                                                  ------        ------

3.       Comprehensive Income:

         The Company's calculation of Net Comprehensive Earnings follows (in thousands):

                                                                         Three Months Ended
                                                                            September 30,

                                                                         2001          2000
                                                                        ------        ------

         Net earnings                                                   $   53        $  134
         Other comprehensive income, net of tax:
         Unrealized holding gain on securities arising during period        --             1
                                                                        ------        ------
         Net comprehensive earnings                                     $   53        $  135
                                                                        ======        ======

4.       Earnings per Share:

         The Company's calculation of Basic and Diluted Net Earnings Per Common Share follows (in thousands, except share amounts) :

                                                                         Three Months Ended
                                                                            September 30,

                                                                         2001          2000
                                                                        ------        ------

Basic Net Earnings Per Common Share:

Net Earnings                                                            $   53        $  134
                                                                        ------        ------
Basic Weighted Average Shares Outstanding                                2,561         2,673
                                                                        ------        ------
Basic Net Earnings Per Common Share                                     $  .02        $  .05
                                                                        ------        ------

                                                                         Three Months Ended
                                                                            September 30,

                                                                         2001          2000
                                                                        ------        ------

Diluted Net Earnings Per Common Share:

Net Earnings                                                            $   53        $  134
                                                                        ------        ------
Basic Weighted Average Shares Outstanding                                2,561         2,673
Add: Dilutive Options                                                       --             5
                                                                        ------        ------
Diluted Weighted Average Shares Outstanding                              2,561         2,678
                                                                        ------        ------
Diluted Net Earnings Per Common Share                                   $  .02        $  .05
                                                                        ------        ------

         Options to purchase 422,000 and 142,000 common shares were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

5.       Inventories:

         Inventories consist of the following components (in thousands):

                                                    September 30,       June 30,
                                                        2001              2001
                                                       ------            ------

Raw materials                                          $1,540            $3,955
Work in process                                           901             1,751
Finished goods                                          6,680             3,777
                                                       ------            ------
                                                       $9,121            $9,483
                                                       ------            ------

6.       Acquisition:

         On January 19, 2001, the Company completed the acquisition of certain assets of I. Appel Corporation, which manufactures and distributes robes, dusters and loungewear to department stores. The aggregate purchase price for the acquisition was approximately $700,000 for goodwill, certain tangible fixed assets and including $100,000 in acquisition costs. A total of $450,000 was paid through September 30, 2001. The remainder is to be paid in $50,000 quarterly instalments through October 2002. Such amounts are expected to be paid from current working capital, and/or the Company's bank line of credit.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                       FINANCIAL CONDITION AND RESULTS OF

                                   OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $516,000 during the three-month period ended September 30, 2001 to $582,000 from $66,000 at June 30, 2001.

Net cash was used in operating activities mostly to fund accounts receivable totaling $1,687,000, to pay down accounts payable and other current liabilities of $1,226,000, and to increase prepaid expenses and other current assets by $544,000. Net cash used in operating activities was principally funded by increasing the amount borrowed under the Company's line of credit by $3,550,000.

During fiscal 2001, the Company amended and renewed its bank line of credit which extends through December 1, 2002. This credit facility provides the Company with short-term loans, letters of credit and bankers acceptances amounting to $23,000,000, with inventory and accounts receivable pledged to the bank as collateral. The Company can borrow up to $13,000,000 in short-term loans. The Company is required to maintain a minimum quick ratio of 1 to 1, as well as a minimum tangible net worth of $14,000,000.

The Company believes that funds provided by operations, existing working capital and the Company's bank line of credit will be sufficient to meet foreseeable working capital needs.

There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS

Net sales were $18,220,000 during the three-month period ended September 30, 2001 compared to $20,126,000 in the three-month period ended September 30, 2000. The decrease in net sales this quarter compared to last year's first quarter was mostly the result of much lower volume in the Company's Women's Apparel category.

Net sales for the Women's Apparel category were $9,825,000 for the quarter ended September 30, 2001, which reflects a $1,673,000, or 14.6%, decline from the prior year's comparable quarter net sales. The sales decrease for this category was primarily due to decreased customer orders from existing customers of the women's apparel catalogue business, offset by approximately $1.5 million in the women's sleepwear related products business, which is attributable almost exclusively to net sales from the recent acquisition of I. Appel, a women's robe, duster and loungewear business.

Net sales for the Handbags category were $8,395,000 for the three-month period ended September 30, 2001, a decrease of $233,000, or 2.7%, from the same three-month period in the prior fiscal year, for the most part reflecting overall lower customer demand in the Handbag category.

The overall gross profit percentage improved 2.0% to 25.1% this quarter as compared to 23.1% in last year's same quarter due primarily to overall higher margins in the Women's Apparel category.

Gross margins for the Women's Apparel category in the three-month period of the current fiscal quarter increased to 20.2% from 18.5% in last year's comparable quarter due to much stronger margins in the women's sleepwear related products business (attributable mostly to higher margins in the recently acquired I. Appel business), offset by much lower margins in the women's apparel catalogue business which were adversely affected by relatively high fixed production costs.

Gross margins for the Handbags category of 30.8%, averaged 1.4% higher than the prior year comparable period reflecting better margins in the Company's premium bag business, offset by much higher sales allowances to retailers in the Company's better handbag business.

Shipping, selling and administrative expenses increased $52,000 in the first quarter versus the prior years comparable period. As a percentage of net sales, shipping, selling and administrative expenses increased by 2.6% mainly due to the relative level of fixed costs compared to lower current fiscal quarter net sales.

Interest expense of $56,000 in the first quarter of fiscal 2001 compares with $104,000 in the prior comparable period primarily the result of lower interest rates this period versus last year's same period. In addition the Company utilized its invested funds for working capital purposes during the current fiscal quarter. During the first quarter of the prior fiscal year, however, the Company's invested funds generated interest income of $29,000.

Earnings before income taxes in this fiscal year's three-month period as compared to the equivalent period of fiscal 2000 were lower due primarily to a decrease in net sales and gross profit dollars, somewhat higher shipping, selling and administrative expenses, and lower interest income, offset, in part, by lower interest expense, discussed above. Net earnings for the quarter ended September 30, 2001 of $53,000 compared to net earnings for the same period last year of $134,000.

This Form 10-Q may contain forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual performance and results may vary as a result of a number of risks, uncertainties and other factors, both foreseen and unforeseen, including general economic and business conditions, competition in the accessories and apparel markets, continuing favorable sales patterns, pricing and consumer buying trends.

RECENTLY ISSUED ACCOUNTING STANDARDS

On June 29, 2001, the Financial Accounting Standards Board (FASB) completed Statement No. 141 (FAS 141), "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. FAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of FAS 141 did not affect any previously reported amounts included in goodwill or other intangible assets.

In October of 2001, the FASB issued SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment, but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information set forth under the caption "Item 7A-Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended September 30, 2001.

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

                                       JACLYN, INC.
                                       -------------------------
                                       (Registrant)



November 14, 2001                      /s/ ALLAN GINSBURG
                                       -------------------------
                                       Allan Ginsburg
                                       Chairman of the Board



November 14, 2001                      /s/ ANTHONY CHRISTON
                                       -------------------------
                                       Anthony Christon
                                       Vice President
                                       Chief Financial Officer