Form 10-Q
period 2001-12-31
JACLYN INC
filed 2002-02-14
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2001
                                        -----------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

         Commission File Number 1-5863
                                ------


                                  JACLYN, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                      22-1432053
    --------------------------------                   -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


                635 59th Street, West New York, New Jersey 07093
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (201) 868-9400
                ------------------------------------------------
              (Registrant's telephone number, including area code)


                                      NONE
                ------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

             Class                             Outstanding at February 1, 2002
------------------------------------           -------------------------------
Common Stock, par value $1 per share                    2,561,391

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information:

Item 1   Condensed Consolidated Balance Sheets-
            December 31, 2001 (unaudited) and June 30, 2001
            (derived from audited financial statements)                        3

         Condensed Consolidated Statements of Operations-
            Three and Six Months Ended December 31, 2001
            and 2000 (unaudited)                                               4

         Condensed Consolidated Statements of Cash Flows-
            Six Months Ended December 31, 2001 and 2000 (unaudited)            5

         Notes to Condensed Consolidated Financial Statements                  6

Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               10

Item 3   Quantitative and Qualitative Disclosures about Market Risk           14


Part II. Other Information:

Item 4   Submission of Matters to a Vote Of Stockholders                      15


Item 6   Exhibits and reports on Form 8-K                                     15

         Signatures                                                           16

                          PART 1. FINANCIAL INFORMATION
                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      December 31,    June 30,
                                                         2001           2001
                                                      (Unaudited)    (See below)
                                                      -----------    ----------
                                     ASSETS
CURRENT ASSETS:

Cash and cash equivalents                              $    3,147    $       66

Accounts receivable, net                                    4,838         8,953

Inventory                                                   7,600         9,483

Prepaid expenses and other assets                           2,314         1,849
                                                       ----------    ----------
TOTAL CURRENT ASSETS                                       17,899        20,351

PROPERTY, PLANT AND EQUIPMENT, net                          1,084         1,198

OTHER ASSETS                                                3,473         3,482
                                                       ----------    ----------
     TOTAL ASSETS                                      $   22,456    $   25,031
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Notes payable - bank                              $    2,300    $    2,555

     Accounts payable                                       2,306         3,716

     Other current liabilities                                856         1,603
                                                       ----------    ----------
TOTAL CURRENT LIABILITIES                                   5,462         7,874
                                                       ----------    ----------
OTHER LONG TERM LIABILITIES                                   494           594

COMMITMENTS

STOCKHOLDERS' EQUITY:

     Common stock                                           3,369         3,369

     Additional paid-in capital                            12,117        12,117

     Retained earnings                                      8,251         8,314
                                                       ----------    ----------
                                                           23,737        23,800

     Less:  Common shares in treasury at cost               7,237         7,237
                                                       ----------    ----------
TOTAL STOCKHOLDERS' EQUITY                                 16,500        16,563
                                                       ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   22,456    $   25,031
                                                       ==========    ==========

The June 30, 2001 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.


                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                 Three Months Ended           Six Months Ended
                                                                    December 31,                December 31,
                                                                2001           2000          2001           2000
                                                            -----------    -----------   -----------    -----------
Net sales                                                   $    15,658    $    23,364   $    33,878    $    43,490

Cost of goods sold                                               11,953         18,528        25,607         33,995
                                                            -----------    -----------   -----------    -----------
Gross profit                                                      3,705          4,836         8,271          9,495
                                                            -----------    -----------   -----------    -----------

Shipping, selling and administrative expenses                     3,814          4,515         8,241          8,891

Interest expense                                                     75            101           131            205

Interest income                                                       2             33             2             63
                                                            -----------    -----------   -----------    -----------
                                                                  3,887          4,583         8,370          9,033
                                                            -----------    -----------   -----------    -----------
(Loss) earnings before income taxes                                (182)           253           (99)           462

(Benefit) provision for income taxes                                (66)            91           (36)           166
                                                            -----------    -----------   -----------    -----------
Net (loss) earnings                                         $      (116)   $       162   $       (63)   $       296
                                                            ===========    ===========   ===========    ===========
Net (loss) earnings per common share - basic
  and diluted                                               $      (.04)   $       .06   $      (.02)   $       .11
                                                            ===========    ===========   ===========    ===========
Weighted average number of shares outstanding -
diluted                                                       2,561,000      2,661,000     2,561,000      2,682,000
                                                            ===========    ===========   ===========    ===========


See notes to condensed consolidated financial statements.


                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                         Six Months Ended
                                                                          December, 31
                                                                       2001          2000
                                                                     -------       -------
Cash Flows From Operating Activities:

Net (loss) earnings                                                  $   (63)      $   296

Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:

Depreciation and amortization                                            148           185

Deferred income tax                                                       --            (2)

Changes in assets and liabilities:

  Decrease (increase) in accounts receivable, net                      4,115        (1,194)

  Decrease in inventories                                              1,883         3,131

  Increase in prepaid expenses and other current assets                 (456)          (39)

  Decrease in accounts payable and other current liabilities          (2,157)       (1,754)
                                                                     -------       -------
Net cash provided by operating activities                              3,470           623
                                                                     -------       -------

Cash Flows From Investing Activities:

  Purchase of property and equipment                                     (34)         (215)

  Purchase of marketable securities - available for sale                  --          (785)

  Maturities of  marketable securities - available for sale               --         1,100
                                                                     -------       -------
Net cash (used in) provided by investing activities                      (34)          100
                                                                     -------       -------

Cash Flows From Financing Activities:

  Decrease in notes payable - bank                                      (255)         (395)

  Decrease in other long-term liabilities                               (100)           --

  Repurchase of common stock                                              --          (312)
                                                                     -------       -------
Net cash used in financing activities                                   (355)         (707)
                                                                     -------       -------
Net Increase in Cash and Cash Equivalents                              3,081            16

Cash and Cash Equivalents, beginning of period                            66           315
                                                                     -------       -------
Cash and Cash Equivalents, end of period                             $ 3,147       $   331
                                                                     -------       -------

Supplemental Information:

Interest paid                                                        $   139       $   212
                                                                     -------       -------
Taxes paid                                                           $   308       $   260
                                                                     -------       -------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation:

         The accompanying unaudited condensed consolidated balance sheet as of December 31, 2001, the condensed consolidated statements of earnings and cash flows for the three month periods ended December 31, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 Annual Report to Stockholders. The results of operations for the period ended December 31, 2001 are not necessarily indicative of operating results for the full fiscal year.

2.       Recently Issued Accounting Standards:

         In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact on the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company, as required, has completed the initial step of a transitional impairment test with respect to the adoption of SFAS No. 142. The Company has determined that there is no impairment loss resulting from the transitional impairment test. Subsequent impairment losses, if any, are required to be reflected in operating earnings or loss in the consolidated statements of operations. Included in the December 31, 2001 and June 30, 2001 balance sheets was $1,768,000 of goodwill. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share amounts):


                                                 Three Months Ended        Six Months Ended
                                                    December 31,            December 31,
                                                  2001        2000        2001        2000
                                                 -------     -------     -------     -------
Net (loss) earnings                              $  (116)    $   162     $   (63)    $   296

Goodwill amortized (net of taxes)                     --          13          --          25
                                                 -------     -------     -------     -------
Adjusted net (loss) earnings                     $  (116)    $   175     $   (63)    $   321
                                                 -------     -------     -------     -------

Basic and diluted:

(Loss) earnings per share                        $  (.04) $      .06  $     (.02) $      .11

Effect of accounting change                           --         .01       --            .01
                                                 -------     -------     -------     -------
Adjusted net (loss) earnings per share           $  (.04) $      .07  $     (.02) $      .12
                                                 -------     -------     -------     -------

3.       Supplemental Accounting Policies:

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

4.       Comprehensive Income:

         The Company's calculation of Net Comprehensive (Loss) Earnings follows (in thousands):

                                                           Three Months Ended     Six Months Ended
                                                               December 31,          December 31,
                                                             2001       2000       2001       2000
                                                           -------    -------    -------    -------
Net (loss) earnings                                        $  (116)   $   162    $   (63)   $   296

Other comprehensive income, net of tax:

Unrealized holding gain on securities arising
during period                                                   --         14         --         15
                                                           -------    -------    -------    -------
Net comprehensive (loss) earnings                          $  (116)   $   176    $   (63)   $   311
                                                           =======    =======    =======    =======

5.       Net (Loss) Earnings per Share:

         The Company's calculation of Basic and Diluted Net (Loss) Earnings Per
         Common Share are as follows (in thousands, except per share amounts) :

                                                               Three Months Ended           Six Months Ended
                                                                 December 31,                 December 31,
                                                             2001           2000          2001           2000
                                                          -----------    -----------   -----------    -----------
Basic Net (Loss) Earnings
Per Common Share:

Net (Loss) Earnings                                       $      (116)   $       162   $       (63)   $       296
                                                          -----------    -----------   -----------    -----------
Basic Weighted Average Shares Outstanding                   2,561,000      2,639,000     2,561,000      2,656,000
                                                          -----------    -----------   -----------    -----------
Basic Net (Loss) Earnings
Per Common Share                                          $      (.04)   $       .06   $      (.02)   $       .11
                                                          -----------    -----------   -----------    -----------
Diluted Net (Loss) Earnings Per Common Share:

Net (Loss) Earnings                                       $      (116)   $       162   $       (63)   $       296
                                                          -----------    -----------   -----------    -----------
Basic Weighted Average Shares Outstanding                   2,561,000      2,639,000     2,561,000      2,656,000

Add: Dilutive Options                                              --         22,000            --         26,000
                                                          -----------    -----------   -----------    -----------
Diluted Weighted Average Shares Outstanding                 2,561,000      2,661,000     2,561,000      2,682,000
                                                          -----------    -----------   -----------    -----------
Diluted Net (Loss) Earnings
Per Common Share                                          $      (.04)   $       .06   $      (.02)   $       .11
                                                          -----------    -----------   -----------    -----------

     Options to purchase 422,000 and 248,500 common shares were outstanding at December 31, 2001 and 2000, respectively, but were not included in the computation of diluted (loss) earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

6.       Inventories:

         Inventories consist of the following components (in thousands):

                                      December 31,        June 30,
                                         2001              2001
                                       ---------        ---------
Raw materials                          $   2,317        $   3,955

Work in process                            1,503            1,751

Finished goods                             3,780            3,777
                                       ---------        ---------
                                       $   7,600        $   9,483
                                       ---------        ---------

7.       Acquisition:

         On January 19, 2001, as previously announced, the Company completed the acquisition of certain assets of I. Appel Corporation, which manufactures and distributes robes, dusters and loungewear to department stores. The aggregate purchase price for the acquisition was approximately $685,000 which is being be paid in installments from current working capital and the Company's existing line of bank credit.

8.       Subsequent Event:

         On January 10, 2002, the Company acquired all of the issued and outstanding stock of Topsville, Inc., a New York City based manufacturer and distributor of private label infants' and children's clothing. The tangible and intangible assets acquired include, among other things, finished goods, work-in-process and raw material inventory, customer orders, trade names, office leases in New York City and Hong Kong, an office/warehouse facility in Florida, and office equipment, furniture and fixtures. The Company used its existing line of bank credit to pay the purchase price at closing.

         The aggregate purchase price for the acquisition was $3,245,702, of which $1,745,702 was paid at the closing of the transaction and the remainder of which will be paid during the fifteen-month period after closing. The purchase price, which was determined through arm's length negotiation, is subject to adjustment upon the occurrence of certain events. The excess of purchase price over net book value of assets acquired will be allocated to the tangible and intangible assets in accordance with Financial Accounting Standard (FAS) No. 142 "Goodwill and Other Intangible Assets".

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $3,081,000 during the six-month period ended December 31, 2001 to $3,147,000 from $66,000 at June 30, 2001. Net cash was provided principally from a decrease in accounts receivable totaling $4,115,000 and a decrease in inventory of $1,883,000, offset by a decrease in accounts payable and other current liabilities of $2,157,000. Net cash of approximately $34,000 was used in investing activities for the purchase of property and equipment. Net cash used in financing activities of $355,000 consisted of repayments of the Company's bank line of credit totaling $255,000, as well as installment payments totaling $100,000 made in accordance with the terms of the acquisition of certain assets of the I. Appel Corporation.

The Company amended its bank line of credit in January 2002 in order to accommodate the recently announced acquisition of Topsville, Inc.. The Company is now required to maintain a minimum ratio of cash and accounts receivable to bank borrowings of 1.25 to 1, and is also required to maintain a minimum tangible net worth of $11,500,000. The credit facility, which extends through December 1, 2002, continues to provide the Company with short-term loans, letters of credit and bankers acceptances amounting to $23,000,000, with inventory and accounts receivable pledged to the bank as collateral, and enables the Company to borrow up to $13,000,000 in short-term loans. At December 31, 2001, the Company was contingently obligated on open letters of credit for approximately $3,985,000, and had $2,300,000 of short-term loans outstanding.

On January 10, 2002, the Company acquired all of the issued and outstanding stock of Topsville, Inc., a New York City based manufacturer and distributor of private label infants' and children's clothing. The aggregate purchase price for the acquisition was $3,245,702, of which $1,745,702 was paid at the closing of the transaction and the remainder of which will be paid during the fifteen-month period after the closing. The Company used its existing line of credit from its bank to pay the purchase price at closing.

The Company believes that funds provided by operations, existing working capital and the Company's bank line of credit should be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS

Net sales were $15,658,000 and $33,878,000 during the three and six-month periods ended December 31, 2001 compared to $23,364,000 and $43,490,000 in the three and six-month periods ended December 31, 2000, respectively.

Net sales for the Women's Apparel category were $8,850,000 for quarter ended December 31, 2001, a decrease in net sales of $6,142,000, or 41%, from the same quarter in fiscal 2000. The significant decrease in sales for this category was primarily due to planned inventory reductions from certain existing customers of the women's apparel catalogue business, as well as somewhat lower volume from the women's sleepwear related products business, attributable to some order cancellations and a major customer program buying change from the fall season to the spring season. The effect of a softening U.S. economy which began early in the year 2001, and the additional negative impact of the tragic events of September 11, 2001, created further hesitation in buying patterns on the part of our customers. For the six-month period ended December 31, 2001 net sales for the Women's Apparel category were $18,675,000 , or 29.5% below the prior fiscal year's same period, mostly attributable to lower sales volume in the women's apparel catalogue business, for the same reasons noted above.

Net sales for the Handbags category were $6,808,000 for the three-month period ended December 31, 2001, a decrease of $1,564,000, or 18.7% below the same three-month period in the prior year, mostly reflecting a slowing demand for the Company's medium-priced handbags, offset slightly by higher net sales in the Company's higher-priced handbag business. Fiscal 2002's six-month period ended December 31, 2001 had net sales of $15,203,000, or 10.6% less than the prior comparable six-month fiscal period, which totaled $16,999,000, the result of overall lower customer demand.

Gross margins were 23.7% and 24.4% in the three-month and six-month periods ended December 31, 2001 compared to 20.7% and 21.8% in the comparable periods ended December 31, 2000, respectively.

Gross margin for the Women's Apparel category in the three-month period ended December 31, 2001, improved by 1.5% to 19.4% from 17.9% in the prior comparable three-month period, primarily attributable to higher women's sleepwear gross margins due to fewer off-price sales in the current period, and due to higher margins contributed by the January 2001 acquisition of the I. Appel women's robe and duster business. For the six-month period ended December 31, 2001, gross margins were 19.8% for this category versus 18.1% in the prior year comparable period for similar reasons.

Gross margin for the Handbags category was 29.2% in the quarter ended December 31, 2001 compared to 25.7% in the similar prior year quarter. This higher gross margin results from the relatively better gross margin contribution from the Company's children's handbag business. For the six-month period ended December 31, 2001, the Handbags category gross profit increased to 30.1% from 27.6%, due to both the Company's children's and premium handbag businesses.

Shipping, selling and administrative expenses totaling $3,814,000 were $701,000 less than the second quarter in the prior years comparable period. However, as a percentage of net sales, shipping, selling and administrative expenses increased to 24.4% from 19.3%, mainly due to the relative level of fixed costs compared to lower net sales. For the six-month period, shipping, selling and administrative expenses were $8,241,000 (24.3% of net sales), or $650,000 lower than the same six-month period in the prior fiscal year which totaled $8,891,000 (20.4% of net sales).

Interest expense of $75,000 in the second quarter of fiscal 2002 compares to $101,000 in the prior comparable period. The decrease of $26,000 reflects much lower interest rates in the current period compared to last year's second quarter. For the six month period ended December 31, 2001, interest expense totaled $131,000 versus $205,000, due to lower interest rates and lower average borrowing in the current period compared to last year's comparable period.

Interest income was $2,000 in the three month period ended December 31, 2001 compared to $33,000 in last year's third quarter, reflecting a lower level of invested funds coupled with lower interest rates. In the first six months of the current fiscal year interest income of $2,000 compared to $63,000 in the prior fiscal for the same reasons.

The loss before income taxes the three-month and six-month periods ended December 31, 2001 as compared to net income in the equivalent prior fiscal periods was due primarily to lower sales and gross profit, not completely offset by lower shipping, selling and administrative expenses and interest expense, as discussed above. The net loss for the three month period ended December 31, 2001 of $116,000 compares to net earnings for the same period last year of $162,000. For the six-month period ended December 31, 2001, net loss was $63,000, versus net earnings of $296,000 in the prior comparable period.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact on the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

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

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 pertains to all unamortized goodwill and other intangible asset balances recognized in an entity's current balance sheet, regardless of when those assets were initially recognized. The Company has adopted this pronouncement effective July 1 2001, for its fiscal 2002 financial statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

There have been no material changes in the information set forth under the caption "Item 7A-Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         (a)   Date of Annual Meeting of Stockholders - November 27, 2001.
         (b)   See item 4(c)(i) below.
         (c)   (i)    The election of seven directors to serve until the next
                      annual meeting of stockholders.

Name of Director                 Votes  For                   Authority to Vote
                                  Election                          Withheld
----------------                 ----------                   -----------------

Abe Ginsburg                      2,282,044              17,484

Allan Ginsburg                    2,283,330              16,198

Robert Chestnov                   2,284,332              15,196

Howard Ginsburg                   2,183,330              16,198

Martin Brody                      2,285,483              14,045

Richard Chestnov                  2,296,362               3,166

Albert Safer                      2,285,483              14,045

Norman Axelrod                    2,285,483              14,045

               (ii) Ratification of the appointment of Deloitte & Touche LLP as independent accountants of the Company, for the fiscal year ended June 30, 2002.

Votes Cast For:  2,286,085        Votes Against:  13,430        Abstentions:  13

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.  None.

         (b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            JACLYN, INC.
                                            ------------------------------------
                                            (Registrant)


February 14, 2002                           /s/ ALLAN GINSBURG
                                            ------------------------------------
                                            Allan Ginsburg
                                            Chairman of the Board


February 14, 2002                           /s/ ANTHONY CHRISTON
                                            ------------------------------------
                                            Anthony Christon
                                            Vice President
                                            Chief Financial Officer