Form 10-Q
period 2002-03-31
JACLYN INC
filed 2002-05-15
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2002
                                      --------------

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

                                 (201) 868-9400
                     --------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
      --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

               Class                               Outstanding at May 1, 2002
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

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                     Page No.
                                                                                                     --------
Part I.  Financial Information:

Item 1
         Condensed Consolidated Balance Sheets -
               March 31, 2002 (unaudited) and June 30, 2001 (derived from audited financial
               statements)                                                                           3

         Condensed Consolidated Statements of Operations -
               Three and Nine Months Ended March 31, 2002 and 2001 (unaudited)                       4

         Condensed Consolidated Statements of Cash Flows - Nine Months
               Ended March 31, 2002 and 2001 (unaudited)                                             5

         Notes to Condensed Consolidated Financial Statements                                        6

Item 2
         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                   12

Item 3
         Quantitative and Qualitative Disclosures about Market Risk                                  19

Part II.  Other Information:

Item 6
         Exhibits and reports on Form 8-K                                                            20

         Signatures                                                                                  21

                          PART 1. FINANCIAL INFORMATION
                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                           March 31,      June 30,

                                                                             2002           2001

                                                                          (Unaudited)    (See below)
                                                                         ------------   ------------
                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $        112   $         66
Accounts receivable, net                                                       14,211          8,953
Inventory                                                                       7,630          9,483
Prepaid expenses and other assets                                               2,369          1,849
                                                                         ------------   ------------
TOTAL CURRENT ASSETS                                                           24,322         20,351
PROPERTY, PLANT AND EQUIPMENT, net                                              1,277          1,198
OTHER ASSETS                                                                    5,945          3,482
                                                                         ------------   ------------
  TOTAL ASSETS                                                           $     31,544   $     25,031
                                                                         ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable - bank                                                   $      7,575   $      2,555
  Accounts payable                                                              4,334          3,716
  Other current liabilities                                                     2,655          1,603
                                                                         ------------   ------------
TOTAL CURRENT LIABILITIES                                                      14,564          7,874
                                                                         ------------   ------------
OTHER LONG TERM LIABILITIES                                                       986            594
COMMITMENTS
STOCKHOLDERS' EQUITY:
  Common stock                                                                  3,369          3,369
  Additional paid-in capital                                                   12,117         12,117
  Retained earnings                                                             7,745          8,314
                                                                         ------------   ------------
                                                                               23,231         23,800
  Less:  Common shares in treasury at cost                                      7,237          7,237
                                                                         ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                                     15,994         16,563
                                                                         ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $     31,544   $     25,031
                                                                         ============   ============

The June 30, 2001 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                          Three Months Ended           Nine Months Ended

                                                                              March 31,                    March 31,

                                                                        2002           2001           2002           2001
                                                                    ------------   ------------   ------------   ------------
Net sales                                                           $     22,020   $     17,720   $     55,898   $     61,210
Cost of goods sold (including a non-cash
  charge of $389 in 2002) *                                               17,188         13,469         42,795         47,464
                                                                    ------------   ------------   ------------   ------------
Gross profit                                                               4,832          4,251         13,103         13,746
                                                                    ------------   ------------   ------------   ------------

Shipping, selling and administrative expenses
   (including a non-cash charge of $420 in 2002) *                         5,577          4,223         13,818         13,125
Interest expense                                                              45              5            176            210
Interest income                                                                1             26              3            100
                                                                    ------------   ------------   ------------   ------------
                                                                           5,621          4,202         13,991         13,235
                                                                    ------------   ------------   ------------   ------------
(Loss) earnings before income taxes                                         (789)            49           (888)           511
(Benefit) provision for income taxes                                        (284)            18           (320)           184
                                                                    ------------   ------------   ------------   ------------
Net (loss) earnings                                                 $       (505)  $         31   $       (568)  $        327
                                                                    ============   ============   ============   ============
Net (loss) earnings per common share - basic
  and diluted                                                       $       (.20)  $        .01   $       (.22)  $        .12
                                                                    ============   ============   ============   ============
Weighted average number of shares outstanding -
  diluted                                                              2,561,000      2,626,000      2,561,000      2,654,000
                                                                    ============   ============   ============   ============

* Note:  See Note 7 to Notes to Condensed Consolidated Financial Statements for additional details.
-------

         See Notes to Condensed Consolidated Financial Statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                              Nine Months Ended

                                                                                  March, 31

                                                                             2002           2001
                                                                         ------------   ------------
Cash Flows From Operating Activities:

Net (loss) earnings                                                      $       (568)  $        327

Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:

Depreciation and amortization                                                     660            293

Deferred income tax                                                                 -             (2)

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable, net                              (5,258)           769
  Decrease in inventories                                                       3,924          3,271
  (Increase) decrease in prepaid expenses and other current assets               (590)            63
  Decrease in accounts payable and other current liabilities                     (580)        (2,558)
  Increase in other assets                                                       (199)             -
                                                                         ------------   ------------
Net cash (used in) provided by operating activities                            (2,611)         2,163
                                                                         ------------   ------------

Cash Flows From Investing Activities:
  Purchase of property and equipment                                              (60)          (329)
  Acquisition Cost                                                             (2,153)          (700)
  Purchase of marketable securities - available for sale                            -           (811)
  Maturities of  marketable securities - available for sale                         -          1,100
                                                                         ------------   ------------
Net cash used in investing activities                                          (2,213)          (740)
                                                                         ------------   ------------

Cash Flows From Financing Activities:
  Increase (decrease) in notes payable - bank                                   5,020         (1,270)
  (Decrease) increase in notes payable - acquisition                             (150)           350
  Repurchase of common stock                                                        -           (389)
                                                                         ------------   ------------
Net cash provided by (used in) financing activities                             4,870         (1,309)
                                                                         ------------   ------------
Net Increase in Cash and Cash Equivalents                                          46            114
Cash and Cash Equivalents, beginning of period                                     66            315
                                                                         ------------   ------------
Cash and Cash Equivalents, end of period                                 $        112   $        429
                                                                         ------------   ------------

Supplemental Information:

Interest paid                                                            $        194   $        226
                                                                         ------------   ------------
Taxes paid                                                               $        320   $        276
                                                                         ------------   ------------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Basis of Presentation:

1. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of operations and cash flows for the three and nine month periods ended March 31, 2002 and 2001, has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation has been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 2001 Annual Report to Stockholders. The results of operations for the period ended March 31, 2002 are not necessarily indicative of operating results for the full fiscal year.

2.  Recently Issued Accounting Standards:

     In October of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No, 121. SFAS No, 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact on the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

3. Comprehensive Earnings:

     The Company's calculation of Net Comprehensive Earnings follows (in thousands):

                                             Three Months Ended         Nine Months Ended
                                                   March 31,                March 31,
                                              2002         2001          2002       2001
                                           --------      ---------     -------    --------
Net (loss) earnings                        $    (505)    $      31     $  (568)   $    327

Other comprehensive income, net of tax:

Unrealized holding gain on securities
arising during period                              -            13           -          28
                                           ---------     ---------     --------   --------
Net comprehensive (loss) earnings          $    (505)    $      44     $  (568)   $    355
                                           =========     =========     ========   ========

4. Net (Loss) Earnings per Share:
     The Company's calculation of Basic and Diluted Net (Loss) Earnings Per Common Share are as follows (in thousands, except per share amounts):

                                                         Three Months Ended                  Nine Months Ended
                                                               March 31,                          March 31,
                                                      2002              2001             2002                2001
                                                 --------------     -------------    ---------------    -------------
Basic Net (Loss) Earnings
Per Common Share:
Net (Loss) Earnings                              $         (505)    $          31    $          (568)   $         327
                                                 --------------     -------------    ---------------    -------------
Basic Weighted Average Shares                         2,561,000         2,569,000          2,561,000        2,627,000
                                                 --------------     -------------    ---------------    -------------
Basic Net (Loss) Earnings
Per Common Share                                 $         (.20)    $         .01    $          (.22)   $         .12
                                                 --------------     -------------    ---------------    -------------
Diluted Net (Loss) Earnings Per
Common Share:

Net (Loss) Earnings                              $         (505)    $          31    $          (568)   $         327
                                                 --------------     -------------    ---------------    -------------
Basic Weighted Average Shares                         2,561,000         2,569,000          2,561,000        2,627,000

Add: Dilutive Options                                         -            57,000                  -           27,000
                                                 --------------     -------------    ---------------    -------------
Diluted Weighted Average Shares                       2,561,000         2,626,000          2,561,000        2,654,000
                                                 --------------     -------------    ---------------    -------------
Diluted Net (Loss) Earnings
Per Common Share                                 $         (.20)    $         .01    $          (.22)   $         .12
                                                 --------------     -------------    ---------------    -------------

     Options to purchase 422,000 and 190,000 common shares were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted (loss) earnings per share.

5. Inventories:
     Inventories consist of the following components (in thousands):

                     March 31, 2002       June 30,
                          2002             2001
   Raw materials         $    1,574      $   3,955
   Work in process              788          1,751
   Finished goods             5,268          3,777
                         ----------      ---------
                         $    7,630      $   9,483
                         ----------      ---------

6. Goodwill:

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective July 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle. Any subsequent impairment losses would be reflected as an operating loss in the consolidated statements of operations. The Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists. As a result, no transitional impairment loss was recorded to date in fiscal 2002 in connection with the adoption of SFAS No. 142. Included in Other Assets in the March 31, 2002 and June 30, 2001 balance sheets were $3,330,000 and $1,768,000, respectively, of goodwill. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

                                             Three Months Ended      Nine Months Ended
                                                  March 31,              March 31,
                                             2002            2001        2002        2001
  Net (loss) earnings                      $    (505)    $       31   $   (568)    $   327
  Goodwill amortized (net of taxes)                -             39          -          79
                                           ---------     ----------   --------     -------
  Adjusted net (loss) earnings             $    (505)    $       70   $   (568)    $   406
                                           ---------     ----------   --------     -------

  Basic and diluted:
  (Loss) earnings per share                $    (.20)    $      .01   $   (.22)    $   .12
  Effect of accounting change                      -            .02          -         .03
                                           ---------     ----------   --------     -------
  Adjusted net (loss) earnings per share   $    (.20)    $      .03   $   (.22)    $   .15
                                           ---------     ----------   --------     -------

7. Business combinations:

     On January 10, 2002, the Company acquired all of the issued and outstanding stock of Topsville, Inc., a New York City based manufacturer and distributor of private label infants' and children's clothing. The following reflects the purchase price being allocated to tangible assets (such as inventory, and property and equipment) based on estimates of their fair values, as well as to the order backlog purchased and to certain other intangible assets with the remainder being allocated to goodwill. The following table sets forth the purchase and preliminary purchase price allocation:

  Cash paid for 100% of stock in Topsville, Inc.       $   1,746,000
  Deferred portion of purchase price                       1,500,000
                                                       -------------
  Purchase price                                           3,246,000
  Transaction expenses                                       407,433
  Historical book value of net assets acquired,
   adjusted for assets and liabilities
   not assumed                                            (1,146,000)
                                                       -------------
  Excess of purchase price over historical
      book value of assets acquired                    $   2,507,433
                                                       -------------

 Allocation of excess purchase price:
    Adjust inventories to fair value                   $     388,830
    Allocation of excess to order backlog                    972,990
    Increase property & equipment to fair value               16,134
    Trademarks, patents                                      100,000
    Increase to goodwill                                   1,561,542
    Changes in tax effect of the above adjustments
     (except goodwill)                                      (532,063)
                                                       -------------
                                                       $   2,507,433
                                                       -------------

The aggregate purchase price for the acquisition was $3,245,702, of which $1,745,702 was paid at the closing of the transaction and the remainder of which to be paid during the fifteen-month period after closing. The purchase price is subject to adjustment upon the occurrence of certain events.

In accordance with these pronouncements the Company recorded a pre-tax, non-cash amortization charge to earnings of $809,000 was charged to earnings ($389,000 to cost of goods sold and $420,000 to amortization expense within selling and administrative expenses) for the three months and nine months ended March 31, 2002. These charges primarily represent, the allocation of a portion of the purchase price to fair value the inventory and to assign a value to those open orders (backlog) purchased from Topsville, Inc. which have been shipped from the date of acquisition to March 31, 2002. It is anticipated that substantially all amounts allocated to remaining open orders acquired in the acquisition will be charged to earnings during the fourth quarter of this fiscal year.

The changes in the carrying amount of goodwill and other intangibles during the nine months ended March 31, 2002, is as follows (in thousands):

     Balance as of June 30, 2001                  $ 1,768
     Goodwill acquired during period                1,562
     Other intangibles - net                          656
                                                  -------
     Balance as of March 31, 2002                 $ 3,986
                                                  -------

Other intangibles, included in "Other Assets", consist of amounts allocated principally to backlog, tradenames and patents in connection with the acquisition of Topsville, Inc.

Estimated amortization expense for each of the five years ending June 30, is as follows (in thousands): Estimated Amortization:

                                                          Expense
                                                          -------
                              2002 (fourth quarter)        $ 502
                              2003                            66
                              2004                            10
                              2004                            10
                              2005                            10

The following unaudited consolidated pro forma results of operations of the Company for the three month and nine month periods ended March 31, 2002 and 2001 give effect to the Topsville acquisition as if it occurred at the beginning of the period presented (in thousands, except per share amounts):

                                         Three Months Ended      Nine Months Ended
                                               March 31,              March 31,

                                         2002         2001         2002         2001
Revenues                             $    22,020  $    24,886  $     73,753  $    88,629
Earnings (loss) before
income taxes                                  20         (251)         (336)        (219)
                                     -----------  -----------  ------------  -----------
Net earnings (loss)                           13         (143)         (273)        (178)
                                     -----------  -----------  ------------  -----------
Net earnings (loss) per
diluted common share                 $       .00  $      (.05) $       (.11) $      (.07)
                                     -----------  -----------  ------------  -----------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from its estimates. Such differences could be material to the consolidated financial statements.

The Company believes that application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found the application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

The Company's accounting policies are more fully described in Note A to the consolidated financial statements, located in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company has identified certain critical accounting policies that are described below.

Merchandise inventory - The Company's merchandise inventory is carried at the lower of cost or market on a first-in, first-out basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Allowance for doubtful accounts - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Market development accruals - The Company estimates reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Long-lived assets - In evaluating the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows.

The Company believes at this time that the long-lived assets' carrying values and useful lives continues to be appropriate. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments that may not be reflected in an investments' current carrying value, thereby possibly requiring an impairment charge in the future.

Deferred taxes: Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $ 46,000 during the nine-month period ended March 31, 2002 to $112,000 from $66,000 at June 30, 2001. Net cash of $2,611,000 was used principally by an increase in accounts receivable totaling $5,258,000, an increase in prepaid expenses and other current assets of $590,000 and an increase in other assets totaling $199,000, offset by a decrease in inventory of $3,924,000 and a decrease in accounts payable and other current liabilities of $580,000. Net cash of approximately $2,213,000 was used in investing activities mainly for the purchase of Topsville, Inc., discussed further in Results of Operations below. Net cash provided by financing activities of $4,870,000 consisted primarily of an increase in borrowing under the Company's bank line of credit totaling $5,020,000, substantially all of which relates to financing and funding the acquisition of Topsville, Inc. The Company deferred $1,500,000 of the purchase price of Topsville, Inc. which will be paid in declining quarterly installments until April 2003 utilizing the Company's bank line of credit and cash flows from operations.

The Company amended its bank line of credit in January 2002 in order to accommodate the recently announced acquisition of Topsville, Inc. The Company is now required to maintain a minimum ratio of cash and accounts receivable to bank borrowing of 1.25 to 1, and is also required to maintain a minimum tangible net worth of $11,500,000. The credit facility, which extends through December 1, 2002, continues to provide the Company with short-term loans, letters of credit and bankers acceptances amounting to $23,000,000, with inventory and accounts receivable pledged to the bank as collateral, and enables the Company to borrow up to $13,000,000, at the bank's prime rate, or LIBOR if lower, in short-term loans. At March 31, 2002, the Company was contingently obligated on open letters of credit for approximately $10,610,000, and had $7,575,000 of short-term loans outstanding.

The Company believes that funds provided by operations, existing working capital and the Company's bank line of credit will be sufficient to meet foreseeable working capital needs. There are no plans for significant capital expenditures in the near term.

RESULTS OF OPERATIONS
Net sales were $22,020,000 and $55,898,000 during the three and nine-month periods ended March 31, 2002 compared to $17,720,000 and $61,210,000 in the three and nine month periods ended March 31, 2001, respectively.

Net sales for the Women's Apparel category were $15,219,000 for the quarter ended March 31, 2002 which reflects an increase in net sales of $5,959,000, or 64.4%, from the same quarter in fiscal 2001. For the nine-month period ended March 31, 2002 net sales for the Women's Apparel category were $33,894,000, or 5.2% lower than the prior fiscal year's same period. The sales increase for the three month period for this category was primarily due to the Topsville acquisition on January 10, 2002. Topsville, Inc. is a private label manufacturer of infants' and children's clothing. While this acquisition accounted for most of the sales volume in the current third quarter ended March 31, 2002, the nine month period reflected a decrease due, primarily to much lower sales for the women's apparel catalogue business, reflecting continued sluggish reorders for this business.

Net sales for the Handbags category were $6,801,000 for the three-month period ended March 31, 2002, a decrease of $1,659,000, or 19.6% below the same three-month period in the prior year, mostly reflecting a continuation of the slowing demand for medium priced handbags. Fiscal 2002's nine-month period ended March 31, 2002 had net sales of $22,004,000, or 13.6% less than the prior comparable nine-month fiscal period, which totaled $25,459,000 for the same reasons with respect to the three-month period.

Overall gross margins were 21.9% and 23.4% in the three-month and nine-month periods ended March 31, 2002 compared to 24.0% and 22.5% in the comparable periods ended March 31, 2001, respectively. The three and nine-month periods ended March 31, 2002 include a $389,000 expense related to the portion of purchase costs allocated to inventory for the Topsville acquisition. Excluding the impact on the third quarter and nine-month periods ended March 31, 2002, the overall gross margins were 23.7% and 24.1%, compared to 24.0% and 22.5% in the prior years comparable periods, respectively.

Excluding the amortization totaling $389,000 of the write-up to fair value of the Topsville, Inc. purchased inventory, gross margins for the Women's Apparel category in the three-month period ended March 31, 2002, improved by 0.5% to 22.9% from 22.4% in the prior comparable three-month period. Similarly, for the nine-month period ended March 31, 2002, gross margins were 21.2%, or 2.0% higher for this category versus 19.2% in the prior year comparable period, resulting from improved margins due to sales product mix for the women's sleepwear business in the current fiscal year.

Gross margin for the Handbags category was 25.6% in the quarter ended March 31, 2002 compared to 25.8% in the similar prior year quarter. This lower gross margin reflects lower margins for the premium bag division offset, in part, by the Company's better handbag business. For the nine-month period ended March 31, 2001, gross margins were 28.7% versus 27.0% in the prior year's comparable period mostly due to overall higher margins in both the Company's children's and premium handbag businesses.

Shipping, selling and administrative expenses totaling $5,577,000 were $1,354,000 greater than the third quarter in the prior year comparable period, mostly attributable to the addition of Topsville, Inc. (including $420,000 of intangible amortization). Without this amortization charge, however, as a percentage of net sales, shipping, selling and administrative expenses decreased from 23.8% to 23.4% mainly due to the relative level of fixed costs compared to higher net sales. For the nine-month period, shipping, selling and administrative expenses were $13,818,000, or 24.7% of net sales, or $693,000 higher than the same nine-month period in the prior fiscal year which totaled $13,125,000 (21.4% of net sales). The increase (also including the $420,000 amortization mentioned above) is attributable to the Topsville acquisition.

Interest expense of $45,000 and $176,000 in the third quarter and nine-months of fiscal 2002, respectively, was higher by $40,000 for the third quarter, but lower by $34,000 for the nine month period reflecting a greater level of borrowing under the Company's line of credit to finance the Topsville acquisition during the third quarter of fiscal 2002. For the current nine- month period, interest expense was lower due to much lower interest rates during the first two quarters of fiscal 2002 compared to the first six months of the prior fiscal year.

Interest income was $1,000 in the three month period ended March 31, 2002 compared to $26,000 in last year's third quarter, reflecting a lower level of invested funds (which have instead been used for working capital purposes) coupled with lower interest rates. In the first nine months of the current fiscal year, interest income of $3,000 compared to $100,000 in the prior fiscal period for the same reasons.

Net loss for the three month period ended March 31, 2002 of $505,000 compares to net earnings for the same period last year of $31,000. Higher net sales for the three month period ended March 31, 2002 versus the prior year's comparable third quarter were offset mostly by a lower gross profit margin percentage, and higher shipping, selling and administrative expenses, as discussed above. For the nine-month period ended March 31, 2002, the net loss was $568,000 versus net earnings of $327,000 in the prior comparable period. Both the third quarter and nine-month periods ended March 31, 2002 include $420,000 and $389,000 of amortization expense related to (1) purchase costs allocated to open orders (backlog) and (2) inventory for the Topsville acquisition, respectively, in compliance with Statement of Financial Accounting Standard (SFAS) Nos. 141 and 142, as discussed above.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No, 121. SFAS No, 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after March 15, 2001. The Company is evaluating the impact on the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

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

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 pertains to all unamortized goodwill and other intangible asset balances recognized in an entity's current balance sheet, regardless of when those assets were initially recognized. The Company has adopted this pronouncement effective July 1, 2001 for its fiscal 2002 financial statements. See Note 6 to the Condensed Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
------------------------------------------------------------------

There have been no material changes in the information set forth under the caption "Item 7A- Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits. None.

b) Reports on Form 8-K. The registrant filed a report on Form 8-K, dated January 25, 2002, reporting a matter under "Item 2. Acquisition or Disposition of Assets". The registrant also filed a Form 8-K/A dated March 25, 2002 amending the prior 8-K, under which the registrant filed the following financial statements under "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits":

     Financial Statements of Businesses Acquired:
     --------------------------------------------

     The following financial statements of Max N. Nitzberg, Inc. and Subsidiary (d/b/a Topsville, Inc.):

          Independent Auditor's Report

          Consolidated Balance Sheets as of December 31, 2001 and 2000

          Consolidated Statements of Income for each of the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Retained Earnings for each of the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for each of the years ended December 31, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements

     Pro Forma Financial Information:
     --------------------------------

          Assumptions used in Unaudited Pro Forma Financial Statements.

          Jaclyn, Inc. and Max N. Nitzberg and Subsidiary (d/b/a Topsville, Inc.)Pro Forma Balance Sheet (Unaudited) as of December 31, 2001

          Jaclyn, Inc. and Max N. Nitzberg and Subsidiary (d/b/a Topsville, Inc.) Pro Forma Statements of Operations (Unaudited) for the twelve month period ended June 30, 2001

          Jaclyn, Inc. and Max N. Nitzberg and Subsidiary (d/b/a Topsville, Inc.) Pro Forma Statements of Operations (Unaudited) for the six month period ended December 31, 2001 Notes to Pro forma Financial Statements (Unaudited) during the three months ended March 31, 2002 in connection with the acquisition of Topsville, Inc.

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


                                                   JACLYN, INC.
                                                   -------------------------
                                                   (Registrant)


May 15, 2002                                       /s/ Allan Ginsburg
                                                   -------------------------
                                                   Allan Ginsburg
                                                   Chairman of the Board


May 15, 2002                                       /s/ Anthony Christon
                                                   -------------------------
                                                   Anthony Christon
                                                   Vice President
                                                   Chief Financial Officer