Form 10-K
period 2002-06-30
JACLYN INC
filed 2002-09-30
CIK 52969

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to _______________________.

                           Commission File No. 1-5863

                                  JACLYN, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  22-1432053
------------------------------------------       -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

635 59th Street, West New York, New Jersey                   07093
------------------------------------------       -------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (201) 868-9400

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
             Title of Class                       on which registered
             --------------                       -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant at September 17, 2002 was approximately $5,123,000.

There were 2,561,391 shares of Common Stock outstanding at September 17, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III Certain Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on December 3, 2002.

                                TABLE OF CONTENTS
                                -----------------

             Item                                                           Page
             ----                                                           ----

PART I         1.     Business............................................    1

               2.     Properties..........................................    3

               3.     Legal Proceedings...................................    3

               4.     Submission of Matters to a
                      Vote of Security Holders............................    3

PART II        5.     Market for the Registrant's Common Equity
                      and Related Stockholder Matters.....................    5

               6.     Selected Financial Data.............................    7

               7.     Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations..........................................    8

               7A.    Quantitative and Qualitative disclosures about
                      Market & Risk.......................................   13

               8.     Financial Statements and Supplementary
                      Data................................................   13

               9.     Changes in and Disagreements with
                      Accountants on Accounting and Financial
                      Disclosure..........................................   13

PART III       10.    Directors and Executive Officers
                      of the Registrant...................................   14

               11.    Executive Compensation..............................   14

               12.    Security Ownership of Certain
                      Beneficial Owners and Management....................   14

               13.    Certain Relationships and Related
                      Transactions........................................   14

               14.    Controls and Procedures.............................   14

PART IV        15.    Exhibits, Financial Statement
                      Schedules and Reports on Form 8-K...................   15

                                     PART I

Item 1.   Business.
-------   ---------

          Jaclyn, Inc. (incorporated in the State of Delaware in 1968) and its subsidiaries (collectively, "Jaclyn", "the Company", "we", "us", "our", or "the Registrant") is primarily engaged in the design, manufacture, distribution and sale of women's and children's apparel, and vinyl, leather and fabric handbags, sport bags, backpacks, cosmetic bags, and related products (collectively, "handbag products"). Our apparel lines are wide ranging and include women's loungewear, sleepwear, dresses and sportswear, and lingerie, and with the recent acquisition of Topsville, Inc. in January 2002 (discussed below) now also includes infants' and children's clothing. The Company markets its handbag products in a variety of popularly priced fashions and designs, with an emphasis on casual, travel, and sport styles.

          General. Styling is an important factor in the merchandising of all of our products. The Company's staff of full- time designers studies fashion trends in order to anticipate consumer demand. The design staff works closely with the purchasing department to determine concepts and fabrics for its apparel products as well as the styling and material components for its handbag products. The design staff also works with the production and engineering staffs to determine the costs of production and the technical problems involved in producing a new style. We change most of our designs from season to season.

          Finished merchandise is received at independently owned outside warehouses located in New Jersey, Florida, California and Indiana, as well as Company-owned and leased facilities. From these locations, products are shipped under different selling names to customers all over the country. Products for the apparel catalogue business are also shipped from outside contractor locations directly to the customer. In addition, certain handbag products manufactured in the Far East are shipped directly to customers from Hong Kong. Our handbag products are marketed primarily through general merchandise, chain and department stores. We market our apparel lines to department stores, retail chain stores, as well as to major mail order catalog chains and other specialty retailers.

          The Company markets its handbag products under trademarks and trade names which it owns, including "Shane" and "Aetna," "Susan Gail," and "Robyn Lyn". In addition, we are licensed to manufacture and market handbag products under the names "Looney Tunes(TM)" under an agreement which expires March 30, 2004, "Crayola(TM)" under an agreement which expires December 31, 2002, and "Dr. Seuss(TM)" under an agreement which expires December 15, 2002. The agreements under which we marketed handbag products under the "ANNE KLEIN(TM)" and "ANNE KLEIN 2(TM)" trademarks expired on June 30, 2002 and was not renewed. We also are a party to a license agreement with Warner Bros. to manufacture denim backpacks, handbags and accessories relating to the "Harry Potter(TM)" series of books under an agreement which expires on December 31, 2003. The Company manufactures and markets apparel under the names "Topsville", "I. Appel", "Smart Time", and "Emerson Road", each of which the Company owns, and also manufactures apparel items for sale as private-label merchandise. We consider all of our licensed trademarks, trade names and other intellectual property rights to be of significant value in the marketing of its products.

          The Company sells throughout the United States through its own salesmen and through independent sales representatives.

          Sales of apparel items during each of the fiscal years ended June 30, 2002, 2001 and 2000 represented 60%, 54% and 42%, respectively, of consolidated net sales. Sales of handbag products represented the remainder of our consolidated net sales. Our sales are customarily offered on credit terms. We do not have long-term contracts with any of our customers.

          In fiscal 2002, our imports of handbag products merchandise manufactured in the Far East accounted for approximately 40% of consolidated net sales, compared to approximately 46% of consolidated net sales in fiscal 2001. Imports offer us the benefit of diversification of styling and the benefit of cost savings related to such purchases. While our operations are subject to the usual risks associated with purchases from foreign countries, our other foreign and domestic manufacturing sources provide us with alternative sources and facilities. Certain apparel orders which have shorter delivery dates are manufactured or assembled in Central America, Mexico and domestically.

          Approximately 65% of the Company's consolidated net sales for fiscal 2002 were to general merchandise, chain, department stores and catalogue retailers, with the balance consisting of sales to smaller specialty shops, smaller retail stores and cosmetic firms. During the fiscal year ended June 30, 2002, Wal-Mart Stores, Inc., Estee Lauder, and Blair Corporation, accounted for 40% of our consolidated net sales (19%, 11% and 10% of consolidated net sales, respectively). During the fiscal year ended June 30, 2001, four major customers of the Company contributed approximately 55% of consolidated net sales as follows: Blair Corporation, 17%; Estee Lauder, 15%; Coldwater Creek, 12% and Wal-Mart Stores, Inc., 11%. The loss of any one of these customers would have a material adverse effect on the Company's results of operations.

          Purchases of handbag and apparel raw materials, primarily fabrics, vinyl and urethane plastics, leather, frames, ornaments, trim and other materials, and certain of the Company's finished products, are made from a variety of sources. In most cases, the Company assists its suppliers and contractors in the design and style of the materials it purchases. Our largest expenditures for raw materials are for fabrics, leather, vinyl and urethane plastics, which we purchase from several suppliers, one of which provided about 7% of our raw material needs in fiscal 2002. While the Company has no long-term supply contracts, the raw materials it uses are available from various sources and it anticipates no difficulty in the future in obtaining the necessary raw materials for its operations. The Company deals with a number of sources for its purchases of finished handbags and related products, no one of which accounted for more than approximately 17% of the Company's total cost of goods sold. The Company has no long-term supply contracts with its Far East or European sources of finished handbags and related products or apparel items and is subject to the usual risks associated therewith.

          The Company offers Fall/Winter, Holiday and Spring/Summer product lines and, in almost all instances, manufactures products to meet the specific requirements of its customers. Our business has been somewhat seasonal in nature. However, in the last few years, shipments have generally been influenced by number of factors, including mid- year acquisitions which have added to net sales in the second half of the Company's fiscal year, and general economic conditions, which have, to some degree, impacted volume. Accordingly, we do not believe that quarterly net sales are necessarily indicative of future trends. Nevertheless, we anticipate that during fiscal 2003 we will have significantly more sales volume in the first-half of the fiscal year than in the second half of the fiscal year. Reference is made to Note L, "Unaudited Quarterly Financial Data," of the Notes to Consolidated Financial Statements on page F-22 of this Form 10-K for additional information about historical quarterly results.

          At September 18, 2002, the Company had unfilled orders of approximately $52,548,000 compared to approximately $30,724,000 at September 14, 2001. The increase in our backlog of unfilled orders is primarily attributable to the acquisition of Topsville, Inc., offset, in part, by a decrease in backlog relating to our Anne Klein license, which was not renewed. In the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by factors, including scheduling of the manufacture and shipping of goods (which, in turn, may be dependent on the requirements of customers). Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments. The Company does, however, anticipate that the substantial increase in unfilled orders at September 18, 2002 compared with a comparable date in fiscal 2001, will favorably impact revenues and earnings during fiscal 2003.

          The Company employed 191 persons as of June 30, 2002, of whom 125 were on a salaried basis and the balance on an hourly basis. At June 30, 2002, 18 of the Company's employees were members of the Four Joint Boards of New York, New Jersey, Pennsylvania and New England, affiliated with the International Leather Goods, Plastics and Novelty Workers Union, AFL-CIO. The Company considers its relations with its employees to be satisfactory.

          The Company competes with numerous domestic and foreign manufacturers of handbags and apparel, very few of which are believed to each account for as much as 1% of industry sales. We believe our sales of apparel items and handbag products are not significant in light of total apparel industry sales. Our business is dependent, among other things, on our ability to anticipate and respond to changing consumer preferences, to remain competitive in price, style and quality, and to meet our customers' various production and delivery requirements. While some of the Company's competitors may be larger or may have greater resources than ours, we believe that our size and financial position will allow us to continue to respond to changes in consumer demand and remain competitive.

          On January 10, 2002, the Company acquired 100% of the stock of Topsville, Inc., a New York City- based manufacturer and distributor of private label infants' and children's clothing. The aggregate purchase price for the acquisition was $3,245,702, of which $1,745,702 was paid at the closing of the transaction and the remainder of which is being paid over a fifteen-month period from closing from working capital and/or our bank line of credit.

          On January 19, 2001, the Company acquired the business and certain assets of I. Appel Corporation, which manufactures and distributes robes, dusters and loungewear for distribution to department stores. The aggregate purchase price for the acquisition was approximately $700,000 for goodwill, certain tangible assets and included $100,000 for acquisition costs. Approximately $350,000 was paid at closing with the remainder payable in quarterly installments through October 2002. The remaining installments are being paid from working capital and/or our bank line of credit.

          Subsequent to June 30, 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility (see the information below under the caption "Item 2. Properties" below). The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The proceeds of the financing are being used for general working capital purposes.

Item 2.   Properties.
-------   -----------

          The Company's executive offices and one of its warehouse facilities, containing 140,000 square feet, is located in West New York, New Jersey. The Company currently leases approximately 70,000 square feet of the West New York facilities to outside parties. The Company also leases four showroom and office facilities in New York City totaling approximately 32,000 square feet, as well as a warehouse in Medley, Florida for its newly acquired Topsville operations. Reference is made to Note D, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements on page F-12 of this Form 10-K for additional information about the Company's commitments under the terms of non-cancelable leases.

Item 3.   Legal Proceedings.
-------   ------------------

          (a) The Company is not a party to, nor is any of its property the subject of, any material pending legal proceeding.

          (b) No material pending legal proceeding was terminated during the three-months ended June 30, 2002.

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

          The Company did not submit any matters to a vote of its security holders, through the solicitation of proxies or otherwise, during the three-months ended June 30, 2002.

Executive Officers of the Registrant

          The executive officers of the Company are set forth below. All executive officers are elected at the annual meeting or at interim meetings of the Board of Directors and hold their offices, at the pleasure of the Board of Directors, until the next annual meeting of the Board and the election and qualification of their respective successors. No arrangement or understanding exists between any executive officer and any other person pursuant to which he or she was elected as an executive officer.

Name                              Age    Position and Period Served
----                              ---    --------------------------

Abe Ginsburg...................    85    Chairman of the Executive Committee
                                           since November 29, 1988

Allan Ginsburg.................    60    Chairman of the Board since
                                           November 29, 1988

Robert Chestnov................    54    President and Chief Executive Officer
                                           since November 29, 1988

Howard Ginsburg................    60    Vice Chairman of the Board since
                                           November 29, 1988 and President
                                           of the Company's Shane Handbag
                                           Division for more than the past
                                           five years

Bonnie Sue Levy................    57    Vice President of the Company and
                                           President of the Company's Aetna
                                           Kiddie Bag Division for more than the
                                           past five years


Anthony Christon...............    57    Chief Financial Officer for more than
                                           the past five years


Family Relationships

         Abe Ginsburg, Chairman of the Executive Committee and a director of the Company, is the father of Howard Ginsburg, Vice Chairman of the Board and a director of the Company. Allan Ginsburg, Chairman of the Board and a director of the Company, is the brother of Bonnie Sue Levy, Vice President of the Company, is a nephew of Abe Ginsburg and is a first cousin of Howard Ginsburg. Robert Chestnov, President, Chief Executive Officer and a director of the Company, and Richard Chestnov, a director of the Company, are brothers.

                                     PART II
                                     -------

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
-------   Matters.
          -----------------------------------------------------------------

          The Company's Common Stock, $1.00 par value per share, is traded on the American Stock Exchange (Symbol: "JLN"). The following table sets forth the high and low closing sales prices for the Company's Common Stock, as reported by the American Stock Exchange, for each quarterly period during the Company's fiscal years ended June 30, 2002 and June 30, 2001.

             Fiscal Year Ended June 30, 2002              High            Low
             -------------------------------              ----            ---

             First Quarter                                $2.75          $1.90
             Second Quarter                                2.65           1.73
             Third Quarter                                 2.20           1.82
             Fourth Quarter                                2.10           1.75

             Fiscal Year Ended June 30, 2001              High            Low
             -------------------------------              ----            ---

             First Quarter                                $4.25          $2.38
             Second Quarter                                3.19           2.50
             Third Quarter                                 3.90           2.60
             Fourth Quarter                                3.00           2.35


          The Company did not pay cash dividends during fiscal 2002 or 2001 and does not anticipate the payment of cash dividends in the foreseeable future.

          At June 30, 2002, there were approximately 617 holders of record of the Company's Common Stock.

         Equity Compensation Plan Information

         The following sets forth certain information as of June 30, 2002 concerning the Company's equity compensation plans:

--------------------------------------------------------------------------------------------------------------

Plan Category              Number of securities               Weighted-average          Number of securities
                           to be issued upon exercise         exercise price of         remaining available
                           of outstanding options,            outstanding options,      for future issuance
                           warrants and rights                warrants and rights       under equity
                                                                                        compensation plans
                                                                                        (excluding securities
                                                                                        reflected in column

                                                                                        (a))

                           (a)                                (b)                       (c)
--------------------------------------------------------------------------------------------------------------

Equity compensation        412,161                            $3.53                            219,500
plans approved by
security holders

--------------------------------------------------------------------------------------------------------------

Equity compensation        140,000(1)(2)                      $2.15                               -
plans not approved
by security holders

--------------------------------------------------------------------------------------------------------------

Total                      552,161                                                             219,500

--------------------------------------------------------------------------------------------------------------

(1) Includes options to purchase an aggregate of 20,000 shares of Common Stock issuable upon the exercise of non-qualified stock options granted to two non-employee sales representatives. Each of the stock options provides for the grant of shares of Common Stock at exercise prices per share equal to the fair market value per share of Common Stock on the date of grant. Pursuant to the terms of each option, the optionee may exercise the option at any time and from time to time for a period of five years from the date of grant, subject to earlier termination under certain circumstances.

(2) Includes an option to purchase an aggregate of 120,000 shares of Common Stock issuable to a consultant of the Company. The option provides for the grant of 40,000 shares of Common Stock during the first year after grant and as to an additional 40,000 shares of Common Stock, on a cumulative basis, on the first and second anniversaries of the date of grant (each 40,000 share installment, a "Tranche"), in each case at an exercise price per share equal to the fair market value per share of Common Stock on the original date of grant. The optionee may exercise a Tranche only during the five-year period after such Tranche becomes exercisable, as described above, subject to earlier termination under certain circumstances.

Item 6.   Selected Financial Data.
-------   ------------------------

Years ended June 30,                         2002              2001              2000              1999              1998
                                         ------------      ------------      ------------      ------------      ------------
Net Sales                                $ 81,031,000      $ 79,570,000      $ 72,078,000      $ 58,799,000      $ 68,281,000

Cost of Goods Sold - see Note 1            62,083,000        61,575,000        54,183,000        44,873,000        51,401,000
                                         ------------      ------------      ------------      ------------      ------------

Gross Profit                               18,948,000        17,995,000        17,895,000        13,926,000        16,880,000

Shipping, selling and administrative
expenses - see Note 1                      19,823,000        17,748,000        17,572,000        16,106,000        16,888,000

Writeoff of goodwill - see Note 2                   -                 -                 -         1,124,000                 -

Interest expense                              293,000           234,000           100,000             4,000           182,000

Interest income                                (3,000)         (109,000)         (136,000)         (207,000)         (294,000)

Other income                                  (11,000)          (34,000)          (47,000)         (324,000)                -

Provision (benefit) for income taxes         (415,000)           56,000           146,000          (998,000)           37,000
                                         ------------      ------------      ------------      ------------      ------------

NET EARNINGS (LOSS)- see Note 1          $   (739,000)     $    100,000      $    260,000      $ (1,779,000)     $     67,000
                                         ------------      ------------      ------------      ------------      ------------

Weighted average shares outstanding         2,561,000         2,644,000         2,710,000         2,711,000         2,707,000

   Net Earnings per common share-
    Basic and Diluted                    $       (.29)     $        .04      $        .10      $       (.66)     $        .02
                                         ------------      ------------      ------------      ------------      ------------

TOTAL ASSETS                             $ 35,418,000      $ 25,031,000      $ 26,476,000      $ 25,595,000      $ 24,572,000

Long term debt:

    Guaranteed bank loan - ESOP                     -                 -                 -                 -      $     56,000

    Other non-current liabilities        $     61,000      $    100,000                 -                 -                 -

Stockholders' equity                     $ 15,824,000      $ 16,563,000      $ 16,857,000      $ 16,659,000      $ 18,394,000
                                         ------------      ------------      ------------      ------------      ------------

Stockholders' equity per share           $       6.18      $       6.26      $       6.22      $       6.15      $       6.80
                                         ------------      ------------      ------------      ------------      ------------

Note 1: Fiscal 2002 includes a pre-tax charge totaling $1,289,000, $389,000 included in Cost of Goods Sold and $900,000 included in Shipping, Selling and Administrative Expenses, ($825,000 after tax), for the amortization of open order backlog and an adjustment to fair value in connection with the Topsville acquisition.

Note 2: Fiscal 1999 includes a goodwill writeoff totaling $1,124,000 resulting from closing one of three unprofitable divisions.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   Results of Operations.
          ----------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from its estimates. Such differences could be material to the consolidated financial statements.

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

          The Company's accounting policies are more fully described in Note A to the consolidated financial statements. The Company has identified certain critical accounting policies that are described below.

          Merchandise inventory. The Company's merchandise inventory is carried at the lower of cost on a first-in, first-out basis, or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

          Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

          Market development accruals. The Company estimates reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

          Long-lived assets, excluding goodwill. In evaluating the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the Company reduces the carrying value to its fair value.

          Goodwill. Goodwill is continually reviewed for impairment. The carrying value of goodwill would be impaired if the estimate of future discounted cash flows is less than carrying value. If goodwill is impaired, the loss is measured using estimated fair value. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

          The Company believes at this time that the long-lived asset's carrying values and useful lives continues to be appropriate. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

          Deferred taxes. Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Liquidity and Capital Resources

          The net increase in cash and cash equivalents for the fiscal year ended June 30, 2002, of $29,000 was the result of of funds used in operating activities totaling $3,569,000 and funds used in investing activities of $2,242,000, offset by funds provided by financing activities totaling $5,840,000. Funds used in operating activities were primarily due to an increase in accounts payable and other current liabilities of $2,853,000 reflecting, for the most part, payments of inventory purchases for the apparel businesses (including the acquisition of Topsville, Inc, a manufacturer of infants' and children's clothing), and a $5,837,000 increase in accounts receivable (attributable to a higher level of shipping in the fourth quarter of fiscal 2002 compared to the comparable quarter in fiscal 2001). In addition, the $833,000 increase in prepaid expenses was mostly attributable to required funding of the Company's pension plan. Cash used in investing activities totaling $2,242,000, was mostly due to the acquisition of Topsville, Inc. Funds provided by financing activities were derived primarily from an increase in the amount of $6,540,000 in notes payable under the existing credit facility, offset by installment payments for the Topsville and the I. Appel acquisitions.

          During fiscal 2002, the Company amended its bank line of credit to accommodate the acquisition of Topsville, Inc. The credit facility, which extends through December 1, 2002, provides the Company with short-term loans, letters of credit and bankers acceptances amounting to $24,000,000 with inventory and accounts receivable pledged to the bank as collateral. On June 30, 2002, the Company could borrow up to $13,000,000 in short-term loans. Subsequent to June 30, 2002, the Company amended its bank agreement to borrow up to $17,000,000 in short-term loans. In addition, the Company entered into a $3,250,000, 7% mortgage loan agreement with another bank for general working capital needs. These transactions were done primarily for the purpose of financing the additional sales volume relative to the Topsville acquisition. The Company is required to maintain a minimum ratio of cash and accounts receivable to bank borrowing of 1.25 to 1, as well as a minimum tangible net worth of $11,500,000. The Company believes that funds provided by operations, existing working capital, the Company's amended bank line of credit (which we expect will be renewed) and mortgage financing of its West New York, New Jersey corporate headquarters facility, will be sufficient to meet foreseeable working capital needs. Reference is made to Note E "Credit Facilities," of the Notes to Consolidated Financial Statements on page F-10 of this Form 10-K for additional information about the Company's credit lines.

          There were no material commitments for capital expenditures at June 30, 2002.

          The net decrease in cash and cash equivalents for the fiscal year ended June 30, 2001, of $249,000 was the result of an excess of funds used in operating activities totaling $1,934,000, offset by funds provided by financing activities totaling $846,000 and funds provided by investing activities of $839,000. Funds used in operating activities were primarily due to a decrease in accounts payable and other current liabilities of $2,115,000 reflecting, for the most part, payments of inventory purchases for the apparel businesses, as well as an increase in inventory of $865,000 (principally reflecting finished goods inventory relating to the recently acquired robe and duster business discussed below), offset by a $746,000 decrease in accounts receivable (attributable to a lower level of shipping in the fourth quarter of fiscal 2001 compared to the comparable quarter in fiscal 2000). Cash provided by investing activities totaling $839,000 resulted mainly from proceeds from the sales of securities available for sale totaling $2,443,000, offset by purchases during the fiscal year of securities available for sale of $816,000. The Company sold its securities available for sale during fiscal 2001 in order to better utilize these investment funds for working capital needs. The proceeds from the sales of securities available for sale were further offset by the acquisition of certain assets of the I. Appel Corporation (a company engaged in the manufacture and distribution and sale of women's robes, dusters and other apparel) totaling $400,000. Funds provided by financing activities were derived primarily from an increase in notes payable to the Company's bank under the existing credit facility of $1,285,000 offset by repurchases of the Company's stock totaling $389,000.

          As of June 30, 2002, 2001 and 2000, working capital was $9,747,000, $12,477,000, and $14,597,000, respectively. The ratio of current assets to current liabilities for those same periods was 1.5 to 1, 2.6 to 1, and 2.7 to 1, respectively. The decrease in the current ratio of current assets to current liabilities in fiscal 2002 compared to fiscal 2001 is primarily attributable to funds used in connection with the Topsville acquisition and additional borrowing required to finance the acquisition. The Company's cash, cash equivalents and marketable securities totaled $95,000, $66,000, and $1,947,000, at June 30, 2002, 2001 and 2000, respectively.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided (in thousands):

                                                         Payments Due by Period
                                                         ----------------------

                                                    Within                                     After
Contractual Obligations                Total        1 Year       2-3 Years     4-5 Years      5 Years
                                      -------       -------      ---------     ---------      -------
Notes Payable                         $ 9,095       $ 9,095       $     -       $     -       $     -
Acquisition Notes                       1,050         1,050             -             -             -
Royalties                                 362           115           247             -             -
Operating Leases                        2,857           683         1,206           549           419
                                      -------       -------       -------       -------       -------
Total Contractual Obligations         $13,364       $10,943       $ 1,453       $   549       $   419
                                      =======       =======       =======       =======       =======

                                                Amount of Commitment Expiration Per Period
                                                ------------------------------------------

                                       Total
                                      Amounts       Within                                     After
Other Commercial Commitments         Committed      1 Year       2-3 Years     4-5 Years      5 Years
----------------------------         ---------      -------      ---------     ---------      -------
Letters of Credit                     $ 8,907       $ 8,907       $     -       $     -       $     -
                                      -------       -------       -------       -------       -------
Total Commercial Commitments          $ 8,907       $ 8,908       $     -       $     -       $     -
                                      =======       =======       =======       =======       =======


Results of Operations

2002 Compared to 2001

          Net sales for fiscal 2002 totaled $81,039,000, an increase of $1,461,000, or 1.8%, compared to the prior fiscal year. Sales by category were as follows:

          Net sales for the Apparel category in fiscal 2002 were $49,003,000, an increase of $6,655,000, or 15.7%, compared to $42,348,000 in 2001. The sales increase for this category was primarily due to additional net sales from the acquisition of Topsville, Inc. coupled with increases in revenue from existing customers for our women's sleepwear business, offset by much lower volume with our catalogue customers.

          Net sales for the Handbag category in fiscal 2002 were $32,028,000, or 14% lower than the prior fiscal year's total of $37,222,000. The sales decrease was attributable to lower demand for both the Company's children's and premium handbag divisions due to the soft economic climate during fiscal 2002.

          Gross margin increased to 23.4% in 2002 from 22.7% in 2001. The gross margin increase in 2002 was due to higher margins in the Apparel category, reflecting better results for our Women's sleepwear business. Gross margins by category were as follows:

          Gross margin for the Apparel category in 2002 increased to 21.9% in 2002 from 19.0% in 2001. The increase was attributable to higher margins in the Company's women's sleepwear business as well as better margins from the Topsville acquisition which offset otherwise lower catalogue margins.

          Overall gross margin for the Handbags category in 2002 remained at 26.9% in 2002 compared to 2001. While the overall percentage was unchanged, we experienced lower margins in our children's handbag and better handbag business offset by better margins in our premium business.

          Shipping, selling and administrative expenses increased to 24.5%, up 2.2% from fiscal 2001, due to the addition of Topsville's related shipping, selling and administrative costs and includes a $900,000 non-cash charge related to amortization of an open order backlog in connection with the Topsville acquisition, in accordance with FAS 141. Without the $900,000 charge, shipping, selling and administrative expenses increased to 23.4% of net sales, or a 1.1% increase from fiscal 2001. This increase reflects the increased shipping, selling and administrative costs associated with the Topsville operations.

          Interest expense increased to $293,000 from $234,000 last fiscal year, primarily the result of much higher average borrowing needed to finance the acquisition of Topsville, Inc. and the related increased volume of business in fiscal 2002 compared to fiscal 2001.

          Interest income decreased by $106,000 due to the elimination of securities available for sale which were sold during fiscal 2001 in order to utilize such investment funds for current working capital purposes.

          Other income was lower by $23,000 for the fiscal year 2002 compared to the prior fiscal year.

          The loss before income taxes for the fiscal year ended June 30, 2002 compared to earnings in the prior year was primarily due to accounting for the acquisition of Topsville, Inc. Excluding an after-tax, non-cash charge of $825,000, the company had earnings of $86,000 compared to $100,000 in the prior fiscal year.

2001 Compared to 2000

          Net sales for fiscal 2001 totaled $79,570,000, up $7,492,000 or 10.4%
from the prior fiscal year. Sales by category were as follows:

          Net sales for the Apparel category in fiscal 2001 were $42,348,000, an increase of $12,321,000, or 41% compared to $30,027,000 in 2000. The sales increase for this category was primarily due to increases in revenue from existing customers, mostly during the first half of the Company's fiscal year, as well as revenues resulting from the acquisition of certain assets of the I. Appel Corporation, discussed above.

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

          Gross margin for the Apparel category in 2001 decreased to 19.0% in 2001 from 19.9% in 2000. The decrease was attributable to lower margins in the Company's women's apparel business due to an inability to pass along cost increases in a difficult retail market.

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


New Accounting Pronouncements

Recently Issued Accounting Standards

          In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

          SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations that fall within the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001 (that is, the date of the acquisition is July 2001 or later) and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. See Note I to Notes to Consolidated Financial Statements for the impact on the Consolidated Financial Statements.

          SFAS No.142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No.17, "Intangible Assets". On July 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, we no longer amortize goodwill, but periodically we evaluate goodwill for recoverability. The Company also evaluates goodwill whenever events and changes in circumstance suggest that the carrying amount may not be recoverable from its estimated future cash flows. See Note I to Notes to Consolidated Financial Statements for the impact on the Consolidated Financial Statements.

Accounting Standards Not Yet Adopted

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations and financial position.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 144 will not have a material impact on our results of operations and financial position.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to the classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's results of operations and financial position.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------  -----------------------------------------------------------

          The Company, in the normal course of doing business, is exposed to interest rate change market risk. Since our borrowing patterns are cyclical, the Company is not dependent on borrowing throughout the year. Never-the-less, a sudden increase in interest rates (which under the line of credit is at the prime rate or lower) may, especially during peak borrowing, potentially have a significant negative impact on the Company's results of operations. We have not used, and currently do not anticipate using, any derivative financial instruments. In addition, we have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollar-based currencies.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

          Financial Statements
          --------------------

          The report dated September 24, 2002 of Deloitte & Touche LLP, independent auditors, the consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years ended June 30, 2002 and Notes to Consolidated Financial Statements appear on pages F-2 through F-23 of this Form 10-K.

          Supplementary Data
          ------------------

          Selected unaudited quarterly financial data for the fiscal years ended June 30, 2002, June 30, 2001 and June 30, 2000 is set forth at Note M, "Unaudited Quarterly Financial Data" on page F-22 of this Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   Financial Disclosure.
          ---------------------------------------------------------------

          Not Applicable.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Company.
--------  ------------------------------------------------

          The information required by this item (other than certain information as to the executive officers of the Company, which information is set forth in
Part I of this Form 10-K under the caption "Executive Officers of the Registrant") is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.  Executive Compensation.
--------  -----------------------

          The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

          The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

          The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.  Controls and Procedures.
--------  ------------------------

          (a) Not applicable.

          (b) Under transition provisions contained in the final rules adopted by the Securities and Exchange Commission relating to, among other things, the evaluation of the Company's disclosure controls and procedures, the Company is not required to perform the evaluation of its disclosure controls and procedures for purposes of this Form 10-K. Accordingly, the required disclosure as to whether or not there have been any significant changes in the Company's internal controls, or in other factors that could affect those controls, subsequent to such an evaluation is not applicable to the Company.

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------  ----------------------------------------------------------------

          (a) The following financial statements and financial statement schedules are filed as part of this report:

          Financial Statements:
          ---------------------

          Independent Auditors' Report

          Consolidated Balance Sheets -- June 30, 2002 and 2001

          Consolidated Statements of Operations -- years ended June 30, 2002, 2001 and 2000

          Consolidated Statements of Stockholders' Equity -- years ended June 30, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows -- years ended June 30, 2002, 2001 and 2000

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
                                    ---------

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

4(a) Promissory Note of the Registrant dated August 14, 2002 payable to the order of Hudson United Bank ("HUB") in the principal amount of $3,250,000.

4(b) Mortgage, Security Agreement and Financing Statement dated August 14, 2002 between the Registrant and HUB.

10(a) Incentive Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).

10(b) 1984 Employee Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1- 5863, for the fiscal year ended June 30, 1989).*

10(c) 1990 Stock Option Plan of the Registrant, as amended (incorporated herein by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1991).*

10(d) Amended and Restated Stockholders' Agreement dated July 30, 1996 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10K, file number 1-5863, for the fiscal year ended June 30, 1996).

10(e) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

10(f) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

10(g) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

10(h) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

10(i) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

10(j) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Howard Ginsburg (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

10(k) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Allan Ginsburg (incorporated herein by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

10(l) 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1- 5863, for the fiscal year ended June 30, 1998).*

10(m) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

10(n) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Richard Chestnov (incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

10(o) Non-Qualified Stock Option Contract dated August 19, 1997 between the Registrant and Al Safer (incorporated by reference to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1997).

10(p) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

10(q) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Richard Chestnov (incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

10(r) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Albert Safer (incorporated by reference to Exhibit 10(u) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

10(s) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, for the fiscal year ended June 30,
                  1998).*

10(t) Purchase and Sale Agreement dated January 11, 1999 between Banner Industries of New York, Inc. and Jaclyn,
                  Inc.(incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, dated January 26, 1999).

10(u) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(x) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

10(v) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(y) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

10(w) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(z) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

10(x) Non-Qualified Stock Option Contract dated June 12, 2000, between the Registrant and Norman Axelrod (incorporated herein by reference to Exhibit 10(aa) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

10(y) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

10(z) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

10(aa) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

10(bb) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Richard Chestnov.

10(cc) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Albert Safer.

10(dd) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Martin Brody.

10(ee) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Norman Axelrod.

10(ff) Purchase and Sale Agreement dated January 10, 2002 between Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

10(gg) Consulting Agreement dated January 10, 2002 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

10(hh) Payment and Indemnification Agreement dated January 10, 2002 by and among Capital Factors, Inc., Topsville, Inc., Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).


Subsidiaries of the Registrant.

99(a) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
* Management contract or compensatory plan or arrangement


         (b)      Reports on Form 8-K.
                  --------------------

                  No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 2001.

         (c)      Exhibits.
                  ---------

                  Exhibits are listed in response to Item 14(a)3.

         (d)      Financial Statement Schedules.
                  ------------------------------

                  Financial Statement Schedules are listed in response to
                  Item 14(a)2.

JACLYN, INC. AND SUBSIDIARIES


TABLE OF CONTENTS
                                                                         Page

INDEPENDENT AUDITORS' REPORT                                             F-1

FINANCIAL STATEMENTS:

         Consolidated Balance Sheets - As of June 30, 2002 and 2001      F-2

         Consolidated Statements of Operations - For the years ended
         June 30, 2002, 2001 and 2000                                    F-3

         Consolidated Statements of Cash Flows - For the years ended
         June 30, 2002, 2001 and 2000                                 F-4 to F-5

         Consolidated Statements of Changes in Stockholders'
         Equity - For the years ended June 30, 2002, 2001 and 2000       F-6

         Notes to Consolidated Financial Statements                  F-7 to F-22

FINANCIAL STATEMENT SCHEDULE:

         Valuation and Qualifying Accounts                               F-23

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Jaclyn, Inc.
West New York, New Jersey


         We have audited the accompanying consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 2002. Our audits also included the consolidated financial statement schedule of Jaclyn, Inc. and subsidiaries listed in item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jaclyn, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three fiscal years ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

         As discussed in Note I to the consolidated financial statements, the Company changed its method of accounting for goodwill amortization in fiscal 2002.

Deloitte & Touche LLP
September 24, 2002
New York, New York

                                  JACLYN, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                                      JUNE 30, 2002 AND 2001

------------------------------------------------------------------------------------------------
ASSETS                                                                2002               2001
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS                                          $    95,000       $    66,000
ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL
    ACCOUNTS: 2002, $160,000; 2001, $37,000                         14,667,000         8,953,000
INVENTORIES                                                         11,395,000         9,483,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS                            1,732,000           830,000
DEFERRED INCOME TAXES                                                  862,000         1,019,000
                                                                   -----------       -----------
    TOTAL CURRENT ASSETS                                            28,751,000        20,351,000
PROPERTY, PLANT AND EQUIPMENT - NET                                  1,211,000         1,198,000
GOODWILL                                                             3,330,000         1,768,000
OTHER ASSETS                                                           321,000            31,000
DEFERRED INCOME TAXES                                                1,805,000         1,683,000
                                                                   -----------       -----------
                                                                   $35,418,000       $25,031,000
                                                                   ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
NOTES PAYABLE - BANK                                               $ 9,095,000       $ 2,555,000
ACCOUNTS PAYABLE                                                     7,081,000         3,716,000
COMMISSIONS PAYABLE                                                    129,000           424,000
ACCRUED PAYROLL AND RELATED EXPENSES                                   985,000           484,000
OTHER CURRENT LIABILITIES                                            1,714,000           695,000
                                                                   -----------       -----------
    TOTAL CURRENT LIABILITIES                                       19,004,000         7,874,000
                                                                   -----------       -----------
OTHER LONG TERM LIABILITIES                                             61,000           100,000
                                                                   -----------       -----------
DEFERRED INCOME TAXES                                                  529,000           494,000
                                                                   -----------       -----------
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, PAR VALUE $1: AUTHORIZED, 1,000,000
SHARES; ISSUED NONE                                                          -                 -

COMMON STOCK, PAR VALUE $1: AUTHORIZED, 5,000,000 SHARES;
ISSUED 2002 and 2001 3,368,733 SHARES                                3,369,000         3,369,000
ADDITIONAL PAID-IN CAPITAL                                          12,117,000        12,117,000
RETAINED EARNINGS                                                    7,575,000         8,314,000
                                                                   -----------       -----------
                                                                    23,061,000        23,800,000
LESS: TREASURY STOCK AT COST (2002 and 2001: 807,342 SHARES)         7,237,000         7,237,000
                                                                   -----------       -----------
    TOTAL STOCKHOLDERS' EQUITY                                      15,824,000        16,563,000
                                                                   -----------       -----------
                                                                   $35,418,000       $25,031,000
                                                                   ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                     JACLYN, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                YEARS ENDED JUNE 30, 2002, 2001 AND 2000

-------------------------------------------------------------------------------------------------------
                                                      2002                2001                2000
Net sales                                         $ 81,031,000        $ 79,570,000        $ 72,078,000
Cost of goods sold (including a non-cash
   charge of $389,000 in 2002 - See Note I)         62,083,000          61,575,000          54,183,000
                                                  ------------        ------------        ------------
Gross profit                                        18,948,000          17,995,000          17,895,000
                                                  ------------        ------------        ------------
Shipping, selling and administrative
   expenses (including a non-cash charge of
   $900,000 in 2002 - See Note I)                   19,823,000          17,748,000          17,572,000
Interest expense                                       293,000             234,000             100,000
Interest income                                         (3,000)           (109,000)           (136,000)
Other income                                           (11,000)            (34,000)            (47,000)
                                                  ------------        ------------        ------------
(LOSS) EARNINGS  BEFORE INCOME
TAXES                                               (1,154,000)            156,000             406,000
(BENEFIT) PROVISION FOR INCOME
TAXES                                                 (415,000)             56,000             146,000
                                                  ------------        ------------        ------------
NET (LOSS) EARNINGS                               $   (739,000)       $    100,000        $    260,000
Other comprehensive income, net of tax:
Unrealized holding loss on securities
   arising during period                                     -              (5,000)            (18,000)
                                                  ------------        ------------        ------------
NET COMPREHENSIVE (LOSS)
EARNINGS                                          $   (739,000)       $     95,000        $    242,000
                                                  ============        ============        ============
NET (LOSS) EARNINGS PER COMMON
SHARE - BASIC AND DILUTED                         $       (.29)       $        .04        $        .10
                                                  ============        ============        ============
Weighted average number of shares
outstanding - diluted                                2,561,000           2,644,000           2,710,000
                                                  ============        ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                           JACLYN, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     YEARS ENDED JUNE 30, 2002, 2001 AND 2000

-----------------------------------------------------------------------------------------------------------------
                                                                    2002               2001               2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings                                             $  (739,000)       $   100,000        $   260,000
Adjustments to reconcile net (loss) earnings to net
    cash used in operating activities:
        Depreciation and amortization                               341,000            295,000            247,000
        Deferred income taxes                                      (463,000)            (3,000)          (116,000)
        Provision for doubtful accounts                             123,000             (5,000)            23,000
         Non-cash charge - Topsville acquisition                  1,289,000                  -                  -
        Amortization of goodwill                                          -            112,000             95,000
Changes in assets and liabilities:
        (Increase) decrease in accounts receivable               (5,837,000)           746,000            (42,000)
        Increase in inventories                                    (230,000)          (865,000)        (2,277,000)
        (Increase) decrease in prepaid expenses and other
            current assets                                         (833,000)          (208,000)           331,000
       (Increase) decrease in other assets                          (73,000)             9,000             65,000
       Increase (decrease) in accounts payable and other
             current liabilities                                  2,853,000         (2,115,000)         1,286,000
                                                                -----------        -----------        -----------
Net cash used in operating activities                            (3,569,000)        (1,934,000)          (128,000)
                                                                -----------        -----------        -----------

                                                                                                       (Continued)

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000

-----------------------------------------------------------------------------------------------------------------
                                                                    2002               2001               2000
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                             (89,000)          (388,000)           (59,000)
    Acquisition                                                  (2,153,000)          (400,000)                 -
    Purchases of securities available for sale                            -           (816,000)                 -
    Proceeds from sales of securities available for sale                  -          2,443,000                  -
                                                                -----------        -----------        -----------
Net cash  (used in) provided by investing activities             (2,242,000)           839,000            (59,000)
                                                                -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in notes payable - bank                   6,540,000          1,285,000           (505,000)
    Payment of acquisition notes                                   (700,000)           (50,000)                 -
    Repurchase of common stock                                            -           (389,000)           (44,000)
                                                                -----------        -----------        -----------
Net cash provided by (used in) financing activities               5,840,000            846,000           (549,000)
                                                                -----------        -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                          29,000           (249,000)          (736,000)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                66,000            315,000          1,051,000
                                                                -----------        -----------        -----------
CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                 $    95,000        $    66,000        $   315,000
                                                                ===========        ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                    $   276,000        $   241,000        $    80,000
                                                                -----------        -----------        -----------
    Income taxes                                                $   322,000        $   284,000        $   139,000
                                                                -----------        -----------        -----------
NON-CASH ITEMS:
    Unrealized gain on securities available for sale            $         -        $         -        $     8,000
                                                                -----------        -----------        -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                   (Concluded)

JACLYN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2002, 2001, AND 2000
---------------------------------------------------------------------------------------------------------------------------------
                                         COMMON STOCK                                                       TREASURY STOCK
                                  -------------------------    Additional   Accumulated                 -------------------------
                                                                Paid-in    Comprehensive   Retained
                                    Shares        Amount        Capital        Income      Earnings       Shares         Amount
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, JUNE 30, 1999              3,368,733   $ 3,369,000   $12,117,000   $    23,000   $ 7,954,000       657,342   $ 6,804,000
Unrealized loss on securities
available for sale at
July 1, 1999                                -             -             -       (18,000)            -             -             -
Net earnings                                -             -             -             -       260,000             -             -

Repurchase of Common Stock                  -             -             -             -             -        20,000        44,000
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, JUNE 30, 2000              3,368,733     3,369,000    12,117,000         5,000     8,214,000       677,342     6,848,000
Unrealized loss on securities
available for sale at
July 1, 2000                                -             -             -        (5,000)            -             -             -
Net earnings                                -             -             -             -       100,000             -             -

Repurchase of Common Stock                  -             -             -             -             -       130,000       389,000
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, JUNE 30, 2001              3,368,733     3,369,000    12,117,000             -     8,314,000       807,342     7,237,000

Net loss                                                                                     (739,000)
BALANCE, JUNE 30, 2002              3,368,733   $ 3,369,000   $12,117,000   $         -   $ 7,575,000       807,342   $ 7,237,000
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated financial statements include the accounts of the Company and all of its wholly- owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America also requires management to make estimates and assumptions that affect the disclosures of contingent assets and liabilities at the date of the financial statements. Significant estimates include inventory provision, sales return, allowance for doubtful accounts, allowance for sales discounts and lives of long-lived assets. Actual results could differ from those estimates.

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

Inventories

Inventory is carried at the lower of cost on a first-in, first-out basis, or market. Management writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Allowances for Doubtful Accounts/Sales Discounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company also estimates expenses for customer discounts, programs and incentive offerings.

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


Intangible Assets

Trademarks, included in other assets, are being amortized on a straight-line basis over periods not exceeding 10 years. Goodwill is the excess of purchase price over fair value of the net assets acquired in connection with acquisitions. For a further explanation of the Company's accounting for goodwill, see Note I, Acquisitions.

Impairment of Long-Lived Assets, excluding goodwill

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". For purposes of recognizing and measuring impairment of long-lived assets, the Company categorizes assets of production facilities as "Assets to Be Held and Used" and assets of production facilities that have been closed as "Assets to be Disposed Of." The Company evaluates assets for impairment at the lowest level of cash flows. Corporate assets to be held and used are evaluated for impairment based on excess cash flow after the assessment of production assets. The Company reviews assets for impairment when changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. Such changes include, but are not limited to, the historical and projected operating performance of the business, changes in the manner in which the asset is used, specific industry trends and general economic conditions, or any other indication that the carrying value of long-lived assets may not be recoverable.

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

Stock Options

As permitted under SFAS No.123, "Accounting for Stock-Based Compensation," the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans. The Company will continue to apply the provisions of Accounting Principles

Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees." See Note F.

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

Shipping and Handling Costs

Included in Shipping, Selling and Administrative expenses are all shipping and handling costs incurred by the Company. Included in revenues are all amounts billed to a customer in a sale transaction related to shipping and handling. Shipping and handling reimbursements included in revenue amounted to approximately $24,000, $20,000 and $81,000 for the years ended June 30, 2002, 2001, and 2000, respectively.

Segment Reporting

The Company operates in a single operating segment - the manufacture of apparel, women's handbags and related accessories. Revenues from customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three years was as follows:

                                         Year ended June 30,

Product Category                      2002           2001           2000
----------------                      ----           ----           ----
Apparel                                60%            54%            42%
Handbags                               40%            46%            58%
                              ------------  ------------- --------------
                                      100%           100%           100%
                              ------------  ------------- --------------

During the years ended June 30, 2002, 2001 and 2000, sales revenues derived from one customer were 19%, 17% and 16%, respectively. Sales to a second customer were 11%, 15% and 10%, and to a third customer were 10%, 12% and 10%, respectively. The loss of any one of these customers would have a material adverse effect on the Company's operations.

The Company relies on suppliers to purchase a variety of raw materials. The Company had one supplier who in the aggregate constituted 7% of the Company's purchases for the year ended June 30, 2002. The loss of this supplier would not have a material adverse effect on the Company's operations since there are alternative suppliers available.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".

SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001 (that is, the date of the acquisition is July 2001 or later) and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. See Note I for the impact on the Consolidated Financial Statements.

SFAS No.142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No.17, "Intangible Assets". On July 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, we no longer amortize goodwill, but generally we evaluate goodwill for recoverability. The Company also evaluates goodwill whenever events and changes in circumstance suggest that the carrying amount may not be recoverable from its estimated future cash flows. See Note I for the impact on the Consolidated Financial Statements.

In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characteristics of Consideration Paid to a Reseller of the Vendor's Products" ("EITF No. 00-25"). In November 2001, EITF No. 00-25 was codified in EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF No. 01-09 concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. The Company adopted this pronouncement in our fourth quarter in the fiscal year ended June 30, 2002 and there was no impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on our financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ." The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 144 will not have a material impact on our financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to the classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its consolidated financial statements.

Reclassifications

Certain items in prior years have been reclassified for comparative purposes.

NOTE B - INVENTORIES

Inventories consist of the following:


                                                      June 30,
                                            2002                    2001

Raw material                         $         4,816,000     $        3,955,000
Work in process                                1,482,000              1,751,000
Finished goods                                 5,097,000              3,777,000
                                     -------------------     ------------------
                                     $        11,395,000     $        9,483,000
                                     ===================     ==================

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                      June 30,
                                            2002                    2001

Land                                 $           162,000     $          162,000
Buildings                                      1,181,000              1,181,000
Machinery and equipment                        2,117,000              1,831,000
Furniture and fixtures                           444,000                414,000
Leasehold improvements                         1,054,000              1,022,000
Automobiles and trucks                            97,000                126,000
                                     -------------------     ------------------
                                               5,055,000              4,736,000
Less accumulated

depreciation and

amortization                                   3,844,000              3,538,000
                                     -------------------     ------------------
                                     $         1,211,000     $        1,198,000
                                     ===================     ==================


NOTE D - COMMITMENTS & CONTINGENCIES

The Company leases office facilities under non-cancelable leases that expire in various years through the year 2009.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

                 Year Ended                Office and Showroom
                  June 30,                     Facilities

                    2003                   $         683,000
                    2004                             714,000
                    2005                             492,000
                    2006                             291,000
                    2007                             258,000
                 After 2007                          419,000

Rental expense, including real estate taxes, for all operating leases, totaled $669,000, $448,000, and $454,000 for 2002, 2001 and 2000, respectively.

The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which agreements expire in various years through 2004. Aggregate minimum commitments by fiscal year are as follows:

              Fiscal                   Minimum
                Year                 Commitments

                2003                   $115,000
                2004                    247,000

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.

NOTE E - CREDIT FACILITIES

During fiscal 2002 the Company amended its bank line of credit to accommodate the recently announced acquisition of Topsville, Inc. The credit facility which extends through December 2, 2002, now provides for short-term loans, letters of credit and bankers acceptances amounting to $24,000,000. The Company can borrow up to $13,000,000 with the Company's inventory and accounts receivable pledged to the bank as collateral, provided it maintains a minimum ratio of cash and accounts receivable to bank borrowing of 1.25 to 1, and a minimum tangible net worth of $11,500,000. Borrowing on the short-term line of credit was $9,095,000 and $2,555,000 as of June 30, 2002 and 2001, respectively. At June 30, 2002 and 2001, the Company was contingently obligated on open letters of credit for approximately $8,907,000 and $4,390,000. There was no borrowing on the banker's acceptance line as of June 30, 2002 and 2001. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at June 30, 2002 was 4.75%. During fiscal 2002, the average amount outstanding under the short- term line was $6,235,000 with a weighted average interest rate of 4.75%. During 2001, the average amount outstanding under the short-term line was $2,610,000 with a weighted average interest rate of 9.38%. The maximum amount outstanding during fiscal 2002 and fiscal 2001 was $10,000,000 and $6,900,000, respectively.

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

As permitted under SFAS 123, "Accounting for Stock-Based Compensation" the Company has elected not to adopt the fair value based method of accounting for its stock based compensation. The Company will continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net (loss) earnings would have been $(803,000), $61,000 and $236,000 for 2002, 2001, and 2000, or $(.31), $.02 and $.09 per diluted share, respectively. This pro forma information may not be representative of the amounts to be expected in future years.

Stock option transactions are summarized below:

                                         2002                               2001                              2000

                                                Weighted                          Weighted                           Weighted
                                                 Average                           Average                            Average
                                                Exercise                          Exercise                           Exercise
                               Shares             Price           Shares            Price            Shares            Price
Outstanding -
beginning of year                  422,161   $          3.99         347,661   $          4.09          339,661   $          5.86

Granted                                  -                 -         150,500              2.74            8,000              2.75

Forfeited                         (10,000)              4.06        (76,000)              4.45                -                 -
                          ----------------   ---------------   -------------   ---------------   --------------   ---------------
Outstanding and
exercisable - end of
year                               412,161   $          3.53         422,161   $          3.99          347,661   $          4.09
                          ================   ===============   =============   ===============   ==============   ===============
Weighted-average
fair value of options
granted during the
year                                         $             -                   $          2.74                    $          1.51

The following table summarizes information about stock options outstanding at June 30, 2002:

                              Options Outstanding                                             Option Exercisable
-------------------------------------------------------------------------------    -----------------------------------------
                                           Weighted-
                                            Average                                      Number
    Range of            Number             Remaining             Weighted              Exercisable            Weighted
    Exercise          Outstanding         Contractual            Average               at June 30,            Average
     Prices           at June 30,         Life (Yrs)          Exercise Price              2002             Exercise Price
                         2002
----------------- ------------------- -------------------  --------------------    -------------------  --------------------
$2.25 to
$2.83                         297,500                6.36                 $2.55                297,500                 $2.55

$4.06 to
$4.47                          81,500                3.61                 $4.08                 81,500                 $4.08

$5.13                           5,000                4.43                                                              $5.13

$12.38                         28,161                1.47                $12.38                 28,161                $12.38
                  -------------------                                              -------------------
Totals                        412,161                                                          412,161
                  -------------------                                              -------------------

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

NOTE H - INCOME TAXES

The components of the Company's tax provision (benefit) are as follows:

                                             June 30,
                              2002             2001             2000
Current:
    Federal                $       -        $       -        $       -
    State and Local           32,000           17,000            7,000
   Foreign                    16,000           42,000          255,000
                           ---------        ---------        ---------
                              48,000           59,000          262,000

Deferred:
   Federal and State        (463,000)          (3,000)        (116,000)
                           ---------        ---------        ---------

Provision (benefit)        $(415,000)       $  56,000        $ 146,000
                           =========        =========        =========

Reconciliation between the provision for income taxes computed by applying the federal statutory rate to income before income taxes and the actual provision for income taxes is as follows:

June 30,                                                2002         2001        2000
--------------------------------------------------   ---------    ---------   ---------
Provision (benefit) for income taxes at statutory        (34.0)%       34.0%       34.0%
rate
State and local income taxes net of federal tax           (3.0)         5.0         5.0
benefit
Tax exempt interest                                        -           (8.0)       (5.7)
Other                                                      1.0          5.0         2.7
                                                     ---------    ---------   ---------
Effective tax rate percent                               (36.0)%       36.0%       36.0%
                                                     ---------    ---------   ---------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of June 30, 2002 and 2001 are as follows:

--------------------------    --------------------------    --------------------------
June 30,                                 2002                          2001
--------------------------    --------------------------    --------------------------
                                Assets       Liabilities      Assets       Liabilities

Depreciation
and amortization              $         -    $   427,000    $         -    $   376,000

Leases                                  -        102,000              -        118,000

Foreign taxes                     370,000              -        370,000              -

Inventory                         564,000              -        657,000              -

Bad debt, sales
allowances and
other reserves                    133,000              -         95,000              -

NOL and tax credit              1,270,000              -      1,046,000              -
carryforwards

Other                             330,000              -        534,000              -
                              -----------    -----------    -----------    -----------
                              $ 2,667,000    $   529,000    $ 2,702,000    $ 494,00000
                              ===========    ===========    ===========    ===========

As of June 30, 2002 the Company has a federal net operating loss carryforward of $2,364,000 for income tax purposes that expires between the years 2013 and 2021.

NOTE I - ACQUISITIONS

On January 10, 2002, the Company acquired all of the issued and outstanding stock of Topsville, Inc., a New York City based manufacturer and distributor of private label infants' and children's clothing. The tangible and intangible assets acquired include, among other things, finished goods, work-in-process and raw material inventory, customer orders, trade names, office leases in New York City and Hong Kong, an office/warehouse facility in Florida, and office equipment, furniture and fixtures. The Company used its existing line of bank credit to pay for a portion of the purchase price at closing.

The aggregate purchase price for the acquisition was $3,246,000, of which $1,746,000 was paid at the closing of the transaction and the remainder of which to be paid during the fifteen-month period after closing. At June 30, 2002, $1,000,000 is unpaid under the terms of the purchase agreement. The following table sets forth the excess of purchase price over book value:

Cash paid for 100% of stock in Topsville, Inc.                   $   1,746,000

Deferred portion of purchase price                                   1,500,000
                                                                 -------------
Purchase price                                                       3,246,000

Transaction expenses                                                   407,433

Historical book value of net assets acquired,
primarily inventory, adjusted for assets and
liabilities not assumed                                             (1,146,000)

Excess of purchase price over historical
       book value of assets acquired                             $   2,507,433
                                                                 -------------

The excess of purchase price over net book value of assets acquired totaling $2,507,433 was allocated to the tangible and intangible assets in accordance with SFAS No. 141 "Business Combinations". The following table reflects the excess purchase price allocated to tangible and intangible assets based on their fair values.

Adjust inventories to fair value                                 $     388,830

Order backlog                                                          972,990

Adjust property & equipment to fair value                               16,134

Trademarks & patents                                                   100,000

Goodwill                                                             1,561,542

Changes in tax effect of the above adjustments
       (except goodwill)                                              (532,063)
                                                                 -------------
                                                                 $   2,507,433
                                                                 -------------

Assuming the acquisition was acquired on July 1, 1999, the pro forma results would have been as follows (in thousands, except per share amounts) (unaudited):

                                                     Year Ended June 30,

                                                 2002       2001       1999
                                                 ----       ----       ----

Total revenues                                $ 111,474  $ 104,940  $  96,121

Net income (loss)                             $     385  $     383  $    (172)

Basic and diluted earnings (loss) per share   $     .15  $     .14  $    (.06)


The Company recorded a pre-tax, non-cash amortization charge to earnings of $1,289,000 ($389,000 to cost of goods sold and $900,000 to amortization expense within selling and administrative expenses) for the year ended June 30, 2002. These charges primarily represent, the allocation of a portion of the purchase price to fair value the inventory and to assign a value to those open orders (backlog) purchased from Topsville, Inc. which have been shipped from the date of acquisition to June 30, 2002. The remaining $79,000 of backlog allocated to open orders acquired with the acquisition will be charged to earnings during the first quarter of fiscal year 2003.

The changes in the carrying amount of goodwill during the year ended June 30, 2002, is as follows:

     Balance as of June 30, 2001                              $ 1,768,000

     Goodwill acquired during period                            1,562,000
                                                              -----------
     Balance as of June 30, 2002                              $ 3,330,000
                                                              ===========

Other intangibles totaling $174,000, included in "Other Assets", consist of amounts allocated to tradenames, patents and backlog relating to the acquisition of Topsville, Inc. The Company will incur $89,000 of amortization expense in 2003. Additional amortization expense of $10,000 will be incurred through 2011.

On January 19, 2001, the Company completed the acquisition of certain assets of
I. Appel Corporation, which manufactures and distributes robes, dusters and loungewear to department stores. The aggregate purchase price for the acquisition was approximately $700,000 for goodwill, certain tangible fixed assets and including $100,000 in acquisition costs. A total of $400,000 was paid during the year ended June 30, 2001 with the remainder to be paid in quarterly instalments through October 2002. Such amounts will be paid from current working capital. The proforma impact of the acquisition on the Company's operations for fiscal 2001 and fiscal 2000 was not significant.

Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net (loss) earnings and earnings per share would have been as follows (in thousands, except per share amounts):

                                                          Year Ended
                                                           June 30,

                                                 2002        2001        2000
                                               --------    --------    --------

Net (loss) earnings                            $   (739)   $    100    $    260

Goodwill amortized (net of taxes)                      -         79          61

Adjusted net (loss) earnings                   $   (739)   $    179    $    321
                                               --------    --------    --------

Basic and diluted:

(Loss) earnings per share                      $   (.29)   $    .04    $    .10

Effect of accounting change                            -        .03         .02

Adjusted net (loss) earnings per share         $   (.29)   $    .07    $    .12
                                               --------    --------    --------

NOTE J - EMPLOYEE'S BENEFIT PLANS

The Company has a trusteed, defined-benefit pension plan for certain of their salaried and hourly personnel. The plan provides pension benefits that are based on a fixed amount of compensation per year of service, career average pay or on the employee's compensation during a specified number of years before retirement. The Company's funding policy is to make annual contributions required by the Employee Retirement Security Act of 1974.

Fiscal Year Ended June 30,                              2002           2001

CHANGE IN BENEFIT OBLIGATION:

   Net benefit obligation at beginning of year      $ 3,731,000    $ 3,318,000

   Service cost                                         288,000        264,000

   Interest cost                                        247,000        216,000

   Actuarial loss                                       278,000         71,000

   Gross benefits paid                                 (102,000)      (138,000)
                                                    -----------    -----------

   Net benefit obligation at end of year            $ 4,442,000    $ 3,731,000
                                                    ===========    ===========

CHANGE IN PLAN ASSETS:

   Fair value of plan assets at beginning of year   $ 3,450,000    $ 2,798,000

   Employer contributions                               871,000        493,000

   Gross benefits paid                                 (102,000)      (138,000)

   Actual return on plan assets                         160,000        297,000
                                                    -----------    -----------

   Fair value of plan assets at end of year           4,379,000      3,450,000
                                                    ===========    ===========

   Funded status at end of year                         (63,000)      (281,000)

   Unrecognized net actuarial loss                    1,125,000        812,000

   Unrecognized transition amount                       (87,000)      (126,000)

   Unrecognized prior service cost                        2,000          3,000
                                                    -----------    -----------

   Prepaid benefit costs                            $   977,000    $   408,000
                                                    ===========    ===========

Pension expenses includes the following components:

Fiscal Year Ended June 30,                 2002          2001           2000

COMPONENTS OF NET PERIODIC BENEFIT
COST:

   Service cost                          $ 288,000     $ 264,000     $ 191,000

   Interest cost                           247,000       216,000       202,000

   Expected return on assets              (160,000)     (208,000)     (188,000)

   Amortization of prior service cost        1,000         1,000         1,000

   Amortization of transition assets       (39,000)      (39,000)      (39,000)

   Amortization of actuarial loss          (35,000)       45,000        39,000
                                         ---------     ---------     ---------

   Net periodic cost                     $ 302,000     $ 279,000     $ 206,000
                                         =========     =========     =========

Assumptions used in determining the net periodic cost:

June 30,                                             2002      2001      2000

     Discount rates                                  6.25%     6.50%     6.75%

     Rates of increase in compensation levels        3.00%     3.00%     3.50%

     Expected long-term rate of return on assets     6.50%     7.00%     6.75%


The Defined Benefit Pension Plan assets include 22,654 shares of the Company's common stock with a market value of approximately $41,000 and $58,000 at June 30, 2002 and 2001, respectively.

The Company maintains a non-contributory Employee Stock Ownership Plan (the "ESOP") and Trust, for its employees who are not covered by a collective bargaining agreement. Contributions to the ESOP are at the discretion of the Company's Board of Directors. There was no ESOP expense for the years ended June 30, 2002, 2001 and 2000.

Vesting occurs after five years of service. However, if the ESOP is deemed "top-heavy", vesting will occur at the rate of 20% per year after the completion of the second year of service.

The Company has a 401-K savings plan for the benefit of its Topsville, Inc. employees, which existed prior to the Company's acquisition of Topsville. No contributions by the Company were made during fiscal 2002.

NOTE K - NET EARNINGS PER SHARE

The Company's calculation of Basic and Diluted Net Earnings (Loss) Per Share are as follows (in thousands, except per share amounts) :

                                                                  Year Ended June 30,

                                                         2002            2001             2000
Basic Net (Loss) Earnings Per Share:
Net (Loss) Earnings                                  $      (739)    $        100     $        260
Basic Weighted Average Shares Outstanding                   2,561           2,610            2,696
                                                     ------------    ------------     ------------
Basic Net (Loss) Earnings Per Common Share           $      (.29)    $        .04     $        .10
                                                     ------------    ------------     ------------

Diluted Net Earnings (Loss) Per Share:
Net (Loss) Earnings                                  $      (739)    $        100     $        260
                                                     ------------    ------------     ------------
Basic Weighted Average Shares Outstanding                   2,561           2,610            2,696
Add: Dilutive Options                                         (a)              34               14
                                                     ------------    ------------     ------------
Diluted Weighted Average Shares Outstanding                 2,561           2,644            2,710
Diluted Net (Loss) Earnings Per Common Share         $      (.29)    $        .04     $        .10
                                                     ------------    ------------     ------------

(a): Options are not considered part of the diluted weighted average share calculation where there is a loss for the period, since they would be anti-dilutive.

Options to purchase 344,000 and 208,000 common shares were outstanding as of June 30, 2001 and 2000 respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

NOTE L - SUBSEQUENT EVENT

On August 14, 2002 the Company borrowed $3,250,000 under a fifteen-year mortgage obtained from a bank and secured by a building owned by the Company, with a book value of $331,000. However, the mortgage is renewable at the option of both the Company and the bank after each of the first two five-year periods. At the time of each renewal a new interest rate, currently fixed at 7%, will be established based on the then prevailing rates. The mortgage proceeds are being used for general working capital purposes.

NOTE M - UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data, in thousands of dollars except for per share amounts, for the fiscal years ended June 30, 2002, and 2001 are as follows:

                                                              Three Months Ended
                                  ----------------------------------------------------------------------------
                                     June 30,             March 31,          December 31,       September 30,
                                       2002                 2002                 2001                2001
Net sales                         $        25,133     $        22,020      $        15,658     $        18,220

Gross profit                                5,845               4,832                3,705               4,566
Net (loss) earnings -

See Note below                               (171)               (505)                (116)                 53

Net (loss) earnings per
common share - basic
and diluted - See Note            $          (.07)    $          (.20)     $          (.04)    $           .02
below

The periods ended March 31, 2002 and June 30, 2002 include non-cash charges of $307 and $58 ($.12 and $.20 per share) for the amortization of open order backlog and an adjustment to fair value in connection with the Topsville acquisition.

                                                              Three Months Ended
                                  ----------------------------------------------------------------------------
                                     June 30,             March 31,          December 31,       September 30,
                                       2001                 2001                 2000                2000
Net sales                         $        18,360     $        17,720      $        23,364     $        20,126

Gross profit                                4,249               4,251                4,836               4,659

Net (loss) earnings                          (227)                 31                  162                 134

Net (loss) earnings per
common share - basic
and diluted                       $          (.08)    $           .01      $           .06     $           .05

JACLYN INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              Column A                        Column C                         Column D            Column E

                                                             Additions
                                              ----------------------------------------
                                                    Charged               Charged
                             Balance at            (Credited)                to                                    Balance at
                             beginning            to costs and            accounts            Deductions             end of
Description                  of period              expenses                (1)                  (2)                 period
Year ended June
30, 2002                  $         37,000    $            108,000    $         15,000                     -    $        160,000
                          ----------------    --------------------    ----------------    ------------------    ----------------
Year ended June
30, 2001                  $         42,000    $            (16,000)   $         11,000                     -    $         37,000
                          ----------------    --------------------    ----------------    ------------------    ----------------
Year ended June
30, 2000                  $        415,000    $             23,000    $         31,000    $          427,000    $         42,000
                          ----------------    --------------------    ----------------    ------------------    ----------------

(1)   Collection of amounts previously written off.

(2)   Fully reserved accounts eliminated.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               JACLYN, INC.

                                               By: /s/ Allan Ginsburg
                                                   ----------------------------
September 24, 2002                                 ALLAN GINSBURG, Chairman
                                                   of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Allan Ginsburg            Chairman of the Board          September 24, 2002
-------------------------     and Director
ALLAN GINSBURG

/s/ Robert Chestnov           President, Principal           September 24, 2002
-------------------------     Executive Officer and
ROBERT CHESTNOV               Director

/s/ Anthony Christon          Chief Financial Officer,       September 24, 2002
-------------------------     Principal Financial and
ANTHONY CHRISTON              Accounting Officer

/s/ Abe Ginsburg              Director                       September 24, 2002
-------------------------
ABE GINSBURG

/s/ Howard Ginsburg           Director                       September 24, 2002
-------------------------
HOWARD GINSBURG

/s/ Norman Axelrod            Director                       September 24, 2002
-------------------------
NORMAN AXELROD


/s/ Martin Brody              Director                       September 24, 2002
-------------------------
MARTIN BRODY


/s/ Richard Chestnov          Director                       September 24, 2002
-------------------------
RICHARD CHESTNOV


/s/ Al Safer                  Director                       September 24, 2002
-------------------------
AL SAFER

                                 CERTIFICATIONS

          I, Robert Chestnov, certify that:

          1. I have reviewed this annual report on Form 10-K of Jaclyn, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 24, 2002

 /s/ Robert Chestnov
-----------------------------------------
Robert Chestnov, President and
Principal Executive Officer

          I, Anthony Christon, certify that:

          1. I have reviewed this annual report on Form 10-K of Jaclyn, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 24, 2002

 /s/ Anthony Christon
-----------------------------------------
Anthony Christon, Principal Financial
Officer

       ==================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------




                                    EXHIBITS
                                       to
                           ANNUAL REPORT ON FORM 10-K
                               FOR THE FISCAL YEAR
                               ENDED JUNE 30, 2002



                       ----------------------------------



                                  JACLYN, INC.



       ==================================================================

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

4(a) Promissory Note of the Registrant dated August 14, 2002 payable to the order of Hudson United Bank ("HUB") in the principal amount of $3,250,000.

4(b) Mortgage, Security Agreement and Financing Statement dated August 14, 2002 between the Registrant and HUB.

10(d) Incentive Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).

10(e) 1984 Employee Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1- 5863, for the fiscal year ended June 30, 1989).*

10(f) 1990 Stock Option Plan of the Registrant, as amended (incorporated herein by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1991).*

10(g) Amended and Restated Stockholders' Agreement dated July 30, 1996 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10K, file number 1-5863, for the fiscal year ended June 30, 1996).

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

10(l) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

10(m) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Howard Ginsburg (incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

10(n) Split-Dollar Insurance Agreement dated August 15, 1987 between the Registrant and Allan Ginsburg (incorporated herein by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1990).*

10(o) 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1- 5863, for the fiscal year ended June 30, 1998).*

10(p) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

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

10(aa) Non-Qualified Stock Option Contract dated June 12, 2000, between the Registrant and Norman Axelrod (incorporated herein by reference to Exhibit 10(aa) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

10(bb) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

10(cc) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

10(dd) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

10(ee) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Richard Chestnov.

10(ff) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Albert Safer.

10(gg) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Martin Brody.

10(hh) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Norman Axelrod.

10(ii) Purchase and Sale Agreement dated January 10, 2002 between Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

10(jj) Consulting Agreement dated January 10, 2002 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

10(kk) Payment and Indemnification Agreement dated January 10, 2002 by and among Capital Factors, Inc., Topsville, Inc., Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

21                Subsidiaries of the Registrant.

99(a) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.