Form 10-Q
period 2002-09-30
JACLYN INC
filed 2002-11-14
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2002
                                       ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from          to
                                       --------    ---------

        Commission File Number 1-5863
                               ------

                                  JACLYN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       22-1432053
-------------------------------                ---------------------------------
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

              Class                              Outstanding at November 1, 2002
------------------------------------             -------------------------------
Common Stock, par value $1 per share                           2,561,391

JACLYN, INC. AND SUBSIDIARIES

                                      INDEX


Part I.   Financial Information


Item 1    Condensed Consolidated Balance Sheets -
                  September 30, 2002 (unaudited) and June 30, 2002
                  (derived from audited financial statements)                 3

          Condensed Consolidated Statements of Earnings - Three Months
                  Ended September 30, 2002 and 2001 (unaudited)               4

          Condensed Consolidated Statements of Cash Flows - Three Months
                  Ended September 30, 2002 and 2001 (unaudited)               5

          Notes to Condensed Consolidated Financial Statements                6


Item 2    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        10

Item 3    Quantitative and Qualitative Disclosures about Market Risk         14


Item 4    Controls and Procedures                                            14


Part II.  Other Information:


Item 6    Exhibits and reports on Form 8-K                                   14

          Signatures                                                         15

          Certifications                                                     16

                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                               September 30,      June 30,
                                                   2002             2002
                                               ------------     ------------
                                                (Unaudited)      (See below)
                                               ------------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $        125     $         95
Accounts receivable, net                             20,984           14,667
Inventory                                            11,540           11,395
Prepaid expenses and other current assets             3,065            2,594
                                               ------------     ------------

TOTAL CURRENT ASSETS                                 35,714           28,751
                                               ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, net                    1,228            1,211
OTHER ASSETS                                          5,297            5,456
                                               ------------     ------------
TOTAL ASSETS                                   $     42,239     $     35,418
                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - bank                           $     14,770     $      9,095
Accounts payable                                      4,731            7,081
Other current liabilities                             2,898            2,828
                                               ------------     ------------
TOTAL CURRENT LIABILITIES                            22,399           19,004
                                               ------------     ------------

MORTGAGE PAYABLE                                      3,120                -
OTHER LONG TERM LIABILITIES                             590              590
COMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock                                          3,369            3,369
Additional paid-in capital                           12,117           12,117
Retained earnings                                     7,881            7,575
                                               ------------     ------------
                                                     23,367           23,061
Less:  Common shares in treasury at cost              7,237            7,237
                                               ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                           16,130           15,824
                                               ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     42,239     $     35,418
                                               ============     ============

The June 30, 2002 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)

                                                                            Three Months Ended
                                                                               September 30,
                                                                           2002            2001
                                                                        -----------     -----------
Net sales                                                               $    29,945     $    18,220
Cost of goods sold                                                           23,463          13,654
                                                                        -----------     -----------
Gross profit                                                                  6,482           4,566
                                                                        -----------     -----------

Shipping, selling and administrative expenses (including a non-cash
    charge of $79,000 in 2002 - See Note 5)                                   5,846           4,427
Interest expense                                                                159              56
                                                                        -----------     -----------
                                                                              6,005           4,483
                                                                        -----------     -----------
Earnings before income taxes                                                    477              83
Provision for income taxes                                                      171              30
                                                                        -----------     -----------
Net earnings                                                            $       306     $        53
                                                                        ===========     ===========
Net earnings per common share - basic and diluted                       $       .12     $       .02
                                                                        ===========     ===========
Weighted average number of shares outstanding - diluted                   2,587,000       2,561,000
                                                                        ===========     ===========

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                        2002              2001
                                                                                    ------------      ------------
Cash Flows From Operating Activities:
Net Earnings                                                                        $        306      $         53
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization                                                                 95                73
Changes in assets and liabilities:
   Increase in accounts receivable, net                                                   (6,317)           (1,687)
   (Increase) decrease in inventory                                                         (145)              362
   Increase in prepaid expenses and other assets                                            (312)             (544)
   Decrease in accounts payable and other current liabilities                             (1,950)           (1,226)
                                                                                    ------------      ------------
Net cash used in operating activities                                                     (8,323)           (2,969)
                                                                                    ------------      ------------

Cash Flows From Investing Activities:
   Purchase of property and equipment                                                       (112)              (15)
                                                                                    ------------      ------------
Net cash used in investing activities                                                       (112)              (15)
                                                                                    ------------      ------------

Cash Flows From Financing Activities:
   Increase in loans payable - bank                                                        5,675             3,550
   Payment of acquisition notes                                                             (450)              (50)
   Proceeds from mortgage loan                                                             3,240                 -
                                                                                    ------------      ------------
Net cash provided by financing activities                                                  8,465             3,500
                                                                                    ------------      ------------
Net Increase in Cash and Cash Equivalents                                                     30               516
Cash and Cash Equivalents, beginning of period                                                95                66
                                                                                    ------------      ------------
Cash and Cash Equivalents, end of period                                            $        125      $        582
                                                                                    ------------      ------------

Supplemental Information:
Interest paid                                                                       $        152      $         57
                                                                                    ------------      ------------
Taxes paid                                                                          $         67      $          7
                                                                                    ------------      ------------

See notes to condensed consolidated financial statements.

JACLYN, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation:

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of earnings and cash flows for the three month periods ended September 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 2002 Annual Report to Stockholders. The results of operations for the period ended September 30, 2002 are not necessarily indicative of operating results for the full fiscal year.

1.   Recently Issued Accounting Standards:

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

2.   Earnings per Share:

     The Company's calculation of Basic and Diluted Net Earnings Per Common Share follows (in thousands, except share amounts):

                                                   Three Months Ended
                                                      September 30,

                                                   2002           2001
                                                ----------     ----------

Basic Net Earnings Per Common Share:

Net Earnings                                    $      306     $       53
                                                ----------     ----------

Basic Weighted Average Shares Outstanding        2,561,000      2,561,000
                                                ----------     ----------

Basic Net Earnings Per Common Share             $      .12     $      .02
                                                ----------     ----------

                                                   Three Months Ended
                                                      September 30,

                                                   2002           2001
                                                ----------     ----------

Diluted Net Earnings Per Common Share:

Net Earnings                                    $      306     $       53
                                                ----------     ----------

Basic Weighted Average Shares Outstanding        2,561,000      2,561,000

Add: Dilutive Options                               26,000              -
                                                ----------     ----------

Diluted Weighted Average Shares Outstanding      2,587,000      2,561,000
                                                ----------     ----------

Diluted Net Earnings Per Common Share           $      .12     $      .02
                                                ----------     ----------

     Options to purchase 458,000 and 422,000 common shares were outstanding at September 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

3.   Inventories:

     Inventories consist of the following components (in thousands):


                                             September 30,      June 30,
                                                 2002             2002
                                             ------------     ------------

     Raw materials                           $      2,116     $      4,816

     Work in process                                1,299            1,482

     Finished goods                                 8,125            5,097
                                             ------------     ------------
                                             $     11,540     $     11,395
                                             ------------     ------------


4.   Financing Agreements

     During fiscal 2002 the Company amended its bank line of credit to accommodate the recently announced acquisition of Topsville, Inc. The credit facility which extends through February 28, 2003, now provides for short-term loans, letters of credit and bankers acceptances amounting to $24,000,000. The Company can borrow up to $17,000,000 with the Company's inventory and accounts receivable pledged to the bank as collateral, provided it maintains a minimum ratio of cash and accounts receivable to bank borrowing of 1.25 to 1, and a minimum tangible net worth of $11,500,000. Borrowing on the short-term line of credit was $14,770,000 as of September 30, 2002. At September 30, 2002, the Company was contingently obligated on open letters of credit for approximately $6,656,000. There was no borrowing on the banker's acceptance line as of September 30, 2002. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at September 30, 2002 was 4.75%.

     Subsequent to June 30, 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The amount of the mortgage loan was increased in October 2002, on a temporary basis through December 31, 2002, by $1,000,000 at the prime rate of interest. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The proceeds of the financing are being used for general working capital purposes.

5.   Acquisitions:

     On January 10, 2002, the Company acquired all of the issued and outstanding stock of Topsville, Inc., a New York City based manufacturer and distributor of private label infants' and children's clothing. The tangible and intangible assets acquired include, among other things, finished goods, work-in-process and raw material inventory, customer orders, trade names, office leases in New York City and Hong Kong, an office/warehouse facility in Florida, and office equipment, furniture and fixtures. The Company used its existing line of bank credit to pay for a portion of the purchase price at closing. The aggregate purchase price for the acquisition was $3,246,000, of which $1,746,000 was paid at the closing of the transaction and the remainder of which to be paid during the fifteen-month period after closing. At September 30, 2002, $600,000 was unpaid under the terms of the purchase agreement.

     On January 19, 2001, the Company completed the acquisition of certain assets of I. Appel Corporation, which manufactures and distributes robes, dusters and loungewear to department stores. The aggregate purchase price for the acquisition was approximately $700,000 for goodwill and certain tangible fixed assets and included $100,000 in acquisition costs. At September 30, 2002, $50,000 was unpaid under the terms of the purchase agreement.

     The Company recorded a pre-tax, non-cash amortization charge to earnings of $79,000 to amortization expense within selling and administrative expenses for the quarter ended September 30, 2002. These charges represent, the remainder of the allocation of a portion of the purchase price pertaining to those open orders (backlog) purchased from Topsville, Inc. which have been shipped from July 1, 2002 to September 30, 2002.

     There was no change in the carrying amount of goodwill for the quarter ended September 30, 2002.

     Assuming Topsville was acquired on January 1, 2001, the pro forma results would have been as follows (in thousands, except per share amounts):


                                                   Quarter Ended
                                                    September 30,
                                                2002             2001
                                            ------------     ------------
     Net sales                              $     29,945     $     27,966
                                            ------------     ------------
     Net earnings                           $        356     $        448
                                            ------------     ------------
     Net earnings per share - diluted       $        .14     $        .17
                                            ------------     ------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

Management believes application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the application of accounting policies to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

The Company's accounting policies are more fully described in Note 1 to the consolidated financial statements, located in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2002. Management has identified certain critical accounting policies that are described below.

Merchandise inventory

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

Long-lived assets, excluding goodwill

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

Goodwill

Goodwill is periodically reviewed for impairment. The carrying value of goodwill would be impaired if the estimate of future discounted cash flows is less than carrying value. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

Deferred taxes

Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $30,000 during the three-month period ended September 30, 2002 to $125,000 from $95,000 at June 30, 2002.

Net cash was used in operating activities mostly to fund accounts receivable totaling $6,317,000, to pay down accounts payable and other current liabilities of $1,950,000, and to fund prepaid expenses and other current assets totaling $312,000. Net cash used in operating activities was principally funded by increasing the amount borrowed under the Company's line of credit by $5,675,000 and from the proceeds of a mortgage loan totaling approximately $3,240,000, offset by payments of acquisition notes totaling $450,000.

During fiscal 2002, the Company amended its bank line of credit, which extends through February 28, 2003. This credit facility provides the Company with short-term loans, letters of credit and bankers acceptances amounting to $24,000,000, with inventory and accounts receivable pledged to the bank as collateral. The Company can borrow up to $17,000,000 in short-term loans. The Company is required to maintain a minimum ratio of 1.25 to 1, cash and accounts receivable to bank loans, as well as a minimum tangible net worth of $11,500,000, and is in compliance with these requirements. In October 2002, the Company borrowed an additional $1,000,000 (at the prime interest rate) under its existing mortgage for immediate seasonal working capital needs. The Company anticipates repaying such amount no later than December 31, 2002.

In addition, while the Company believes that funds provided by operations, existing working capital and the Company's bank line of credit will be sufficient to meet its short-term foreseeable working capital needs, the Company is presently negotiating with several lending institutions to increase its line of credit in order to accommodate anticipated increased sales volume.

There are no plans for significant capital expenditures in the near term.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of September 30, 2002:

                                                     * * * * Payments Due by Period * * * *

Contractual Obligations              Total          1 Year         2-3 Years       4-5 Years     After 5 Years
                                  -----------     -----------     -----------     -----------    -------------
Notes Payable                     $14,770,000     $14,770,000     $         -     $         -     $         -

Acquisition Notes                     650,000         650,000               -               -               -

Mortgage Payable                    3,240,000         120,000         250,000         260,000       2,610,000

Royalties                             329,000          82,000         247,000               -               -

Operating Leases                    2,773,000         874,000       1,027,000         326,000         546,000
                                  -----------     -----------     -----------     -----------     -----------

Total Contractual Obligations     $21,762,000     $16,496,000     $ 1,524,000     $   586,000     $ 3,156,000
                                  -----------     -----------     -----------     -----------     -----------

                                                        * * * * * * * * After * * * * * * * *
Other
Commercial          Total          Within 1                        2-3           4-5
Commitments         Commitments    Year          1 Year           Years         Years        5 Years
----------------    -----------    -----------   -----------   -----------   -----------   -----------
Letters of
Credit              $ 6,656,000    $ 6,656,000             -             -             -             -
                    -----------    -----------   -----------   -----------   -----------   -----------
Total
Commercial          $ 6,656,000    $ 6,656,000             -             -             -             -
Commitments
                    -----------    -----------   -----------   -----------   -----------   -----------

RESULTS OF OPERATIONS

Net sales were $29,945,000 during the three-month period ended September 30, 2002 compared to $18,220,000 in the three-month period ended September 30, 2001. The increase in net sales this quarter compared to last year's first quarter was mostly the result of higher volume in the Company's Apparel category.

Net sales for the Apparel category were $22,121,000 for the quarter ended September 30, 2002, which reflects a $12,296,000, or 125%, increase from the prior year's comparable quarter net sales. The sales increase for this category was primarily due to net sales from the Topsville children's apparel business, acquired in January 2002. In addition, increased customer orders from existing customers of the women's apparel catalogue business contributed to the increase.

Net sales for the Handbags category were $7,824,000 for the three-month period ended September 30, 2002, a decrease of $571,000, or 6.8 %, from the same three-month period in the prior fiscal year, for the most part reflecting no current sales from the Anne Klein license (which was not renewed on June 30, 2002), offset, in part, by increased demand for our children's bag business.

The overall gross profit percentage declined 3.5% to 21.6% this quarter as compared to 25.1% in last year's same quarter due primarily to overall lower margins in the Handbags category.

Gross margins for the Apparel category in the three-month period of the current fiscal quarter increased to 21.4% from 20.2% in last year's comparable quarter due to the addition of Topsville's business and much stronger volume-related margins in the women's apparel catalogue business, specifically as these margins are affected by the relative level of fixed production costs.

Gross margins for the Handbags category of 22.4%, averaged 8.4% lower than the prior year comparable period reflecting, for the most part, lower competitive margins in the Company's premium bag business and the non-renewal of the Anne Klein licensing business noted above.

Shipping, selling and administrative expenses increased $1,419,000 in the first quarter versus the prior year's comparable period primarily due to the Topsville acquisition. However, as a percentage of net sales, shipping, selling and administrative expenses decreased by 4.8% mainly due to the relative level of fixed costs compared to much higher net sales for the quarter ended September 30, 2002.

Interest expense of $159,000 in the first quarter of fiscal 2002 compares with $56,000 in the prior comparable period primarily the result of a much higher level of bank borrowing in the current period required to support much greater volume versus last year's same period.

Earnings before income taxes in this fiscal year's three-month period as compared to the equivalent period of fiscal 2001 were higher due primarily to an increase in net sales and gross profit dollars, offset by somewhat higher shipping, selling and administrative expenses, and higher interest expense, discussed above. Net earnings for the quarter ended September 30, 2002 were $306,000. Excluding the remaining after-tax, non-cash charge of $50,000 relating to the accounting for the acquisition of Topsville, Inc., the Company had earnings for the period ended September 30, 2002 of $356,000 compared to net earnings for the same period last year of $53,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information set forth under the caption "Item 7A-Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.


Item 4.  Controls and Procedures.

Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company's evaluation.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibit Number       Description

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)       Reports on Form 8-K.

         The registrant did not file any reports on Form 8-K during the three months ended September 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 JACLYN, INC.
                                                 ----------------------------
                                                 (Registrant)

November 14, 2002                                /s/ Allan Ginsburg
                                                 ----------------------------
                                                 Allan Ginsburg
                                                 Chairman of the Board

November 14, 2002                                /s/ Anthony Christon
                                                 ----------------------------
                                                 Anthony Christon
                                                 Vice President
                                                 Chief Financial Officer

                                 CERTIFICATIONS

I, Robert Chestnov, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Jaclyn, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Robert Chestnov
-------------------------------
Robert Chestnov, President and
Principal Executive Officer

I, Anthony Christon, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Jaclyn, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Anthony Christon
-------------------------------------
Anthony Christon, Principal Financial
Officer