Form 10-Q
period 2002-12-31
JACLYN INC
filed 2003-02-13
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2002
                                       -----------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at February 1, 2003
------------------------------------             -------------------------------
Common Stock, par value $1 per share                           2,491,080

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.
                                                                       --------
Part I.  Financial Information


Item 1
         Condensed Consolidated Balance Sheets -
                  December 31, 2002 (unaudited) and June 30, 2002
                  (derived from audited financial statements)                 3

         Condensed Consolidated Statements of Operations -
                  Three and Six Months Ended December 31, 2002 and
                  2001 (unaudited)                                            4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended December 31, 2002 and 2001 (unaudited)              5

         Notes to Condensed Consolidated Financial Statements                 6


Item 2
         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11

Item 3
         Quantitative and Qualitative Disclosures about Market Risk          18

Item 4.
         Controls and Procedures                                             19

Part II.  Other Information:

Item 4
         Submission of Matters to a Vote of Stockholders                     19

Item 6
         Exhibits and reports on Form 8-K                                    20

         Signatures                                                          21

Certifications                                                               22

                         JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                               December 31,       June 30,
                                                   2002             2002
                                               ------------     ------------
                                                (Unaudited)      (See below)
                                               ------------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $      1,464     $         95
Accounts receivable, net                             18,773           14,667
Inventory                                             6,607           11,395
Prepaid expenses and other current assets             2,568            2,594
                                               ------------     ------------

TOTAL CURRENT ASSETS                                 29,412           28,751
                                               ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, net                    1,188            1,211
GOODWILL                                              3,338            3,342
OTHER ASSETS                                          1,963            2,114
                                               ------------     ------------
TOTAL ASSETS                                   $     35,901     $     35,418
                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - bank                           $      7,250     $      9,095
Accounts payable                                      4,124            7,081
Other current liabilities                             3,919            2,828
                                               ------------     ------------
TOTAL CURRENT LIABILITIES                            15,293           19,004
                                               ------------     ------------

MORTGAGE PAYABLE                                      3,092                -
OTHER LONG TERM LIABILITIES                             590              590
COMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock                                          3,369            3,369
Additional paid-in capital                           12,117           12,117
Retained earnings                                     8,680            7,575
                                               ------------     ------------
                                                     24,166           23,061
Less:  Common shares in treasury at cost              7,240            7,237
                                               ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                           16,926           15,824
                                               ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     35,901     $     35,418
                                               ============     ============


The June 30, 2002 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)

                                                                     Three Months Ended               Six Months Ended
                                                                        December 31,                    December 31,
                                                                    2002            2001            2002            2001
                                                                 -----------     -----------     -----------     -----------
Net sales                                                        $    35,689     $    15,658     $    65,634     $    33,878
Cost of goods sold                                                    27,376          11,953          50,839          25,607
                                                                 -----------     -----------     -----------     -----------
Gross profit                                                           8,313           3,705          14,795           8,271
                                                                 -----------     -----------     -----------     -----------

Shipping, selling and administrative expenses                          6,870           3,814          12,716           8,241
Interest expense                                                         198              75             357             131
Interest income                                                            4               2               4               2
                                                                 -----------     -----------     -----------     -----------
                                                                       7,064           3,887          13,069           8,370
                                                                 -----------     -----------     -----------     -----------
Earnings (loss) before income taxes                                    1,249            (182)          1,726             (99)
                                                                 -----------     -----------     -----------     -----------
Provision (benefit) for income taxes                                     450             (66)            621             (36)
                                                                 -----------     -----------     -----------     -----------
Net earnings (loss)                                              $       799     $      (116)    $     1,105     $       (63)
                                                                 ===========     ===========     ===========     ===========
Net earnings (loss) per common share - basic                     $       .31     $      (.04)    $       .43     $      (.02)
                                                                 ===========     ===========     ===========     ===========
Weighted average number of shares outstanding - basic              2,561,000       2,561,000       2,561,000       2,561,000
                                                                 ===========     ===========     ===========     ===========
Net earnings (loss) per common share - diluted                   $       .30     $      (.04)    $       .42     $      (.02)
                                                                 ===========     ===========     ===========     ===========
Weighted average number of shares outstanding - diluted            2,662,000       2,561,000       2,625,000       2,561,000
                                                                 ===========     ===========     ===========     ===========

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                           Six Months Ended
                                                                                             December 31,
                                                                                       2002               2001
                                                                                   -------------      -------------
Cash Flows From Operating Activities:
Net earnings (loss)                                                                $       1,105      $         (63)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization                                                                191                148
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable, net                                        (4,106)             4,115
   Decrease in inventory                                                                   4,788              1,883
   Decrease (increase) in prepaid expenses and other assets                                  183               (456)
   Decrease in accounts payable and other current liabilities                             (1,193)            (2,157)
                                                                                   -------------      -------------
 Net cash provided by operating activities                                                   968              3,470
                                                                                   -------------      -------------

Cash Flows From Investing Activities:
   Purchase of property and equipment                                                       (168)               (34)
                                                                                   -------------      -------------
Net cash used in investing activities                                                       (168)               (34)
                                                                                   -------------      -------------

Cash Flows From Financing Activities:
    Decrease in notes payable - bank                                                      (1,845)              (255)
    Payment of acquisition notes                                                            (800)                 -
    Proceeds from mortgage loan                                                            3,211                  -
    Repurchase of common stock                                                                 3                  -
    Decrease in notes payable and other liabilities                                            -               (100)
                                                                                   -------------      -------------
Net cash provided by (used in) financing activities                                          569               (355)
                                                                                   -------------      -------------
Net Increase in Cash and Cash Equivalents                                                  1,369              3,081
Cash and Cash Equivalents, beginning of period                                                95                 66
                                                                                   -------------      -------------
Cash and Cash Equivalents, end of period                                           $       1,464      $       3,147
                                                                                   -------------      -------------

Supplemental Information:
Interest paid                                                                      $         362      $         139
                                                                                   -------------      -------------
Taxes paid                                                                         $          70      $         308
                                                                                   -------------      -------------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation:

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2002, the condensed consolidated statements of operations and cash flows for the three and six month periods ended December 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 2002 Annual Report to Stockholders. The results of operations for the period ended December 31, 2002 are not necessarily indicative of operating results for the full fiscal year.

1.   Recently Issued Accounting Standards:

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", replacing Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that adopting this statement will have a material impact on its financial position or the results of operations.

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect adopting the initial recognition and initial measurement provisions of this interpretation will have a material impact on its financial position or the results of operations.


     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has not yet determined if it will change its accounting policy for stock options to a fair value method.

2.   Earnings per Share:

     The Company's calculation of Basic and Diluted Net Earnings Per Common Share follows

     (In thousands, except per share amounts):

                                                   Three Months Ended               Six Months Ended
                                                      December 31,                    December 31,
                                                   2002           2001             2002           2001
                                                ----------     ----------       ----------     ----------
Basic Net (Loss) Earnings Per Common Share:

Net (Loss) Earnings                             $      799     $     (116)      $    1,105     $      (63)
                                                ----------     ----------       ----------     ----------

Basic Weighted Average Shares Outstanding        2,561,000      2,561,000        2,561,000      2,561,000
                                                ----------     ----------       ----------     ----------

Basic Net (Loss) Earnings Per Common Share      $      .31     $     (.04)      $      .43     $     (.02)
                                                ==========     ==========       ==========     ==========


Diluted Net (Loss) Earnings Per Common Share:

Net (Loss) Earnings                             $      799     $     (116)      $    1,105     $      (63)
                                                ----------     ----------       ----------     ----------

Basic Weighted Average Shares Outstanding        2,561,000      2,561,000        2,561,000      2,561,000

Add: Dilutive Options                              101,000              -           64,000              -
                                                ----------     ----------       ----------     ----------

Diluted Weighted Average Shares Outstanding      2,662,000      2,561,000        2,625,000      2,561,000
                                                ----------     ----------       ----------     ----------

Diluted Net (Loss) Earnings Per Common Share    $      .30     $     (.04)      $      .42     $     (.02)
                                                ==========     ==========       ==========     ==========

     Options to purchase 178,000 common shares were outstanding at December 31, 2002, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive. Options to purchase 422,000 common shares were outstanding at December 31, 2001 and were not included that period because of a loss and as such would have been anti-dilutive.


3.   Inventories:

     Inventories consist of the following components (in thousands):

                                              December 31,        June 30,
                                                  2002              2002
                                              ------------      ------------
                                              $     1,812
     Raw materials                                              $      4,816

     Work in process                                1,718              1,482

     Finished goods                                 3,077              5,097
                                              ------------      ------------
                                              $     6,607       $     11,395
                                              ------------      ------------

4.   Stock Repurchases

     On December 5, 2002 the Company announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company is financing these repurchases from its own funds and/or from its new bank credit facility. As of December 31, 2002 the Company repurchased 1,200 shares of its Common Stock at a cost of $3,500. Subsequent to December 31, 2002 an additional 69,100 shares were of Common Stock were purchased at a cost of $210,000.

5.   Financing Agreements:

     On December 23, 2002 the Company entered into a new bank line of credit. The new credit facility, which expires December 1, 2004, provides for short-term loans and letters of credit in an aggregate amount not exceeding $32,000,000. Based on a borrowing formula, the Company may borrow up to $22,000,000 in short-term loans and up to $32,000,000 including letters of credit. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth of $11,000,000 through June 30, 2003 and $12,000,000 through June 30, 2004. Borrowing on the short-term line of credit was $7,250,000 as of December 31, 2002. At December 31, 2002, the Company was contingently obligated on open letters of credit for approximately $3,646,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at December 31, 2002 was 4.25%.

     On August 14, 2002, the Company consummated a mortgage loan with our new bank in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The $3,250,000 loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The proceeds of the financing are being used for general working capital purposes. The amount of the mortgage loan was temporarily increased by $1,000,000 in October 2002, and was repaid prior to December 31, 2002. The $1,000,000 temporary increase bore interest at the bank's prime interest rate.

6.   Acquisition:

     On January 10, 2002, the Company acquired all of the issued and outstanding stock of Topsville, Inc., a New York City based manufacturer and distributor of private label infants' and children's clothing. The tangible and intangible assets acquired include, among other things, finished goods, work-in-process and raw material inventory, customer orders, trade names, office leases in New York City and Hong Kong, an office/warehouse facility in Florida, and office equipment, furniture and fixtures. The Company used its existing line of bank credit to pay for a portion of the purchase price at closing. The aggregate purchase price for the acquisition was $3,246,000, of which $1,746,000 was paid at the closing of the transaction and the remainder of which is to be paid during the fifteen-month period after closing. At December 31, 2002, $300,000 was unpaid under the terms of the purchase agreement

     On January 19, 2001, the Company completed the acquisition of certain assets of I. Appel Corporation, which manufactures and distributes robes, dusters and loungewear to department stores. The aggregate purchase price for the acquisition was approximately $700,000 for goodwill, certain tangible fixed assets and including $100,000 in acquisition costs. The entire obligation has been paid as of December 31, 2002.

     The changes in the carrying amount of goodwill for the six months ended December 31, 2002 is as follows (in thousands):

                                                Six Months Ended
                                                  December 31,
                                                      2002
                                                ----------------
     Balance as at June 30, 2002                $          3,342
                                                ----------------
     Goodwill adjusted during the period                      (4)
                                                ----------------
     Balance as at December 31, 2002            $          3,338
                                                ----------------

     Assuming Topsville was acquired on January 1, 2001, the pro forma results would have been as follows (in thousands, except per share amounts):

                                                 Three Months Ended                 Six Months Ended
                                                    December 31,                       December 31,
                                                2002             2001             2002             2001
                                            ------------     ------------     ------------     ------------
     Net Sales                              $     35,689     $     23,768     $     65,634     $     51,734
                                            ------------     ------------     ------------     ------------
     Net Profit                             $        799     $         85     $      1,155     $        535
                                            ------------     ------------     ------------     ------------
     Earnings per Share - diluted           $        .30     $        .03     $        .44     $        .21
                                            ------------     ------------     ------------     ------------

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

Management believes it's application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the application of accounting policies to be appropriate, and actual results generally have not differed materially from those determined using necessary estimates.

The Company's accounting policies are more fully described in Note 1 to the consolidated financial statements, included in the June 30, 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Management has identified certain critical accounting policies that are described below.

Merchandise inventory

The Company's merchandise inventory is carried at the lower of cost, on a first-in, first-out basis, or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Goodwill

Goodwill is reviewed for impairment annually. The carrying value of goodwill would be impaired if the estimate of future discounted cash flows is less than carrying value. To the extent these future projections or the Company's strategies change, the conclusion regarding impairment may differ from the current estimates.

Deferred taxes

Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $1,369,000 during the six-month period ended December 31, 2002 to $1,464,000 from $95,000 at June 30, 2002.

Net cash provided by operating activities totaled $968,000 resulting primarily from a decrease in inventory totaling $4,788,000 and from net earnings of $1,105,000, offset by an increase in accounts receivable of $4,106,000 and a reduction of accounts payable and other current liabilities of $1,193,000. In addition, funds provided by financing activities totaling $569,000 were the result of $3,211,000 of net mortgage loan proceeds, offset by a $1,845,000 reduction in notes payable under the Company's credit facility, and payments of acquisition notes totaling $800,000. Net cash used in investing activities of $168,000 was for the purchase of property and equipment.

The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds and/or from its bank credit facility. As of December 31, 2002, the Company purchased 1,200 shares of its Common Stock at a cost of approximately $3,000. Subsequent to December 31, 2002 an additional 69,100 shares of Common Stock were purchased at a cost of $210,000.

On December 23, 2002, the Company completed an agreement with a new bank for an increased line of credit which extends through December 1, 2004. The new credit facility provides the Company with up to $22,000,000 in short-term loans and up to $32,000,000 including letters of credit , based on a borrowing formula. Borrowing during the year, was at the bank's prime rate or below at the option of the Company as provided for under the terms of the loan agreement. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged, as noted below). The line of credit requires that the Company maintain a minimum tangible net worth of $11,000,000 through June 30, 2003 and $12,000,000 through June 30, 2004. Borrowing on the line of credit was $7,250,000 as of December 31, 2002. At December 31, 2002, the Company was contingently obligated on open letters of credit for approximately $3,646,000. The bank's prime rate at December 31, 2002 was 4.25%.

On August 14, 2002, the Company consummated a mortgage loan on its West New York, New Jersey headquarters facility in the principal amount of $3,250,000. The amount of the mortgage loan was temporarily increased by $1,000,000 in October 2002 at the prime interest rate (the proceeds were used for general working capital purposes), and has been repaid prior to December 31, 2002.

The Company believes that funds provided by operations, existing working capital and the Company's new bank line of credit should be sufficient to meet foreseeable working capital needs.

There are no plans for significant capital expenditures in the near term.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 31, 2002 :

                                                     * * * * Payments Due by Period * * * *

Contractual Obligations              Total          1 Year         2-3 Years       4-5 Years     After 5 Years
                                  -----------     -----------     -----------     -----------    -------------
Notes Payable-Bank                $ 7,250,000     $ 7,250,000               -               -               -

Acquisition Notes                     300,000         300,000               -               -               -

Mortgage Payable                    3,220,000         128,000         420,000         356,000       2,316,000

Royalties                             329,000          82,000         247,000

Operating Leases                    2,991,000         788,000       1,134,000         654,000         415,000
                                  -----------     -----------     -----------     -----------     -----------
Total Contractual Obligations     $14,090,000     $ 8,548,000     $ 1,801,000     $ 1,010,000     $ 2,731,000
                                  -----------     -----------     -----------     -----------     -----------


                                                        * * * * * * * * After * * * * * * * *
Other
Commercial          Total          Within 1                        2-3           4-5
Commitments         Commitments    Year            1 Year         Years         Years        5 Years
----------------    -----------    -----------   -----------   -----------   -----------   -----------
Letters of
Credit              $ 3,646,000    $ 3,646,000             -             -             -             -
                    -----------    -----------   -----------   -----------   -----------   -----------
Total
Commercial
Commitments         $ 3,646,000    $ 3,646,000             -             -             -             -
                    -----------    -----------   -----------   -----------   -----------   -----------

RESULTS OF OPERATIONS

Net sales were $35,689,000 and $65,634,000 during the three and six-month periods ended December 31, 2002 compared to $15,658,000 and $33,878,000 in the three and six-month periods ended December 31, 2001, respectively. This year's increase in net sales for both the three and six month periods was mostly the result of higher sales volume in the Company's Apparel category.

Net sales for the Apparel category were $28,479,000 for quarter ended December 31, 2002, an increase in net sales of $19,629,000, or 222%, from the same quarter in fiscal 2001. The sales increase for this category was primarily due to net sales from the Topsville children's apparel business, acquired in January 2002. In addition, increased customer orders from existing customers of the women's sleepwear business also contributed to the increase. For the six-month period ended December 31, 2002 net sales for the Apparel category were $50,600,000, or 171% better than the prior fiscal year's same period, mostly attributable to higher sales volume in the Topsville children's apparel business.

Net sales for the Handbags category were $7,210,000 for the three-month period ended December 31, 2002, an increase of $402,000, or about 6% above the same three-month period in the prior year, mostly reflecting a higher than expected premium business, not fully offset by the non-renewal of the Anne Klein license. Fiscal 2003's six-month period ended December 31, 2002 had net sales of $15,034,000, or 1% less than the prior comparable six-month fiscal period, which totaled $15,203,000. For the six month period, the drop in net sales resulted from the non-renewal of the Anne Klein license, offset by sales increases in both the premium and children's bag businesses.

Gross margins were 23.3% and 22.5% in the three-month and six-month periods ended December 31, 2002 compared to 23.7% and 24.4% in the comparable periods ended December 31, 2001, respectively.

Gross margin for the Apparel category in the three-month period ended December 31, 2002, improved by 4.6% to 24.0% from 19.4% in the prior comparable three-month period, primarily attributable to higher margins contributed by the January 2002 acquisition of the Topsville children's apparel business. For the six-month period ended December 31, 2002, gross margins were 22.8 % for this category versus 19.8% in the prior year comparable period for the same reason.

Gross margin for the Handbags category was 20.6% in the quarter ended December 31, 2002 compared to 29.2% in the similar prior year quarter. This lower gross margin reflects lower competitive margins in the Company's premium and children's bag businesses and the non-renewal of the Anne Klein licensing business. For the six-month period ended December 31, 2002, the Handbags category gross profit decreased to 21.5% from 30.1%, for the same reasons.

Shipping, selling and administrative expenses totaling $6,870,000 were $3,056,000 more than the second quarter in the prior year's comparable period. However, as a percentage of net sales, shipping, selling and administrative expenses decreased to 19.2% from 24.4%, mainly due to the relative level of fixed costs compared with much higher net sales. Shipping, selling and administrative expenses for the six-month period ended December 31, 2002 were $12,716,000 (19.4% of net sales), or $4,475,000 higher than the same six-month period in the prior fiscal year which totaled $8,241,000 (24.3% of net sales).

Interest expense of $198,000 in the second quarter of fiscal 2003 compares to $75,000 in the prior comparable period. The increase of $123,000 reflects a much higher level of borrowing in the current period to support much higher sales volume, compared to last year's second quarter. For the six month period ended December 31, 2002, interest expense totaled $357,000 versus $131,000, primarily due to much higher average borrowing in the current period compared to last year's comparable period for the same reason.

Earnings before income taxes the three-month and six-month periods ended December 31, 2002, as compared to the loss before income taxes in the equivalent prior fiscal periods, was due primarily to significantly higher sales and gross profit, not completely offset by lower shipping, selling and administrative expenses and interest expense, as discussed above. The net earnings for the three month period ended December 31, 2002 of $799,000 compared to a net loss for the same period last year of $116,000. For the six-month period ended December 31, 2002, net earnings were $1,105,000, against a net loss of $63,000 in the prior comparable period.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting and Reporting Changes

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", replacing Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adopting this statement will have a material impact on its financial position or the results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has not yet determined the effect of the adoption of this statement on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements are effective for the current quarter. The Company does not expect adopting the initial recognition and initial measurement provisions of this interpretation will have a material impact on its financial position or the results of operations.

Seasonality

The Company's business is subject to substantial seasonal variations. Historically, the Company has generally realized a significant portion of its net sales and net income for the year during the first and second fiscal quarters. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of shipments to customers and economic conditions. The Company believes this is the general pattern associated with sales to the retail industry and expects this pattern will continue in the future. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are most likely not necessarily indicative of future results.

Forward-Looking Statements

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

     (a)  Date of Annual Meeting of Stockholders - December 3, 2002.

     (b)  See item 4(c)(i) below.

     (c)  (i)   The election of seven directors to serve until the next annual meeting of stockholders.

                                                                    Authority
                                             Votes For               to Vote
          Name of Director                   Election               Withheld
          ----------------                   --------               --------
          Abe Ginsburg                       2,406,831               69,404
          Allan Ginsburg                     2,406,789               69,446
          Robert Chestnov                    2,408,075               68,160
          Howard Ginsburg                    2,408,046               68,189
          Martin Brody                       2,407,492               68,743
          Richard Chestnov                   2,406,847               69,388
          Albert Safer                       2,408,778               67,457
          Norman Axelrod                     2,410,778               65,457

          (ii) Ratification of the appointment of Deloitte & Touche LLP as independent accountants of the Company.

                Votes Cast For: 2,433,539 Votes Against: 40,032
                Abstentions: 2,664

          (iii) Vote to approve a stockholder proposal relating to cumulative voting.

                Votes Cast For: 386,765 Votes Against: 1,387,455
                Abstentions: 22,793

                The matter was not approved.

Item 6.  Exhibits and Reports on Form 8-K

a) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended December 31, 2002.

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


                                                 JACLYN, INC.
                                                 ----------------------------
                                                 (Registrant)

February 13, 2003                                /s/ Allan Ginsburg
                                                 ----------------------------
                                                 Allan Ginsburg
                                                 Chairman of the Board

February 13, 2003                                /s/ Anthony Christon
                                                 ----------------------------
                                                 Anthony Christon
                                                 Vice President
                                                 Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------

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

Date:  February 13, 2003

/s/ Robert Chestnov
--------------------------------
Robert Chestnov, President and
Principal Executive Officer

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

Date:  February 13, 2003

/s/ Anthony Christon
--------------------------------
Anthony Christon, Principal
Financial Officer