Form 10-Q
period 2003-03-31
JACLYN INC
filed 2003-05-15
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003
                                        --------------

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


Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
        Yes [ ] No: [X]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at May 1, 2003
------------------------------------               --------------------------
Common Stock, par value $1 per share                        2,463,880

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information


Item 1
         Condensed Consolidated Balance Sheets -
                  March 31, 2003 (unaudited) and June 30, 2002
                  (derived from audited financial statements)               3

         Condensed Consolidated Statements of Operations -
                  Three and Nine Months Ended March 31, 2003 and
                  2002 (unaudited)                                          4

         Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended March 31, 2003 and 2002 (unaudited)     5

         Notes to Condensed Consolidated Unaudited Financial Statements     6


Item 2
         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      13

Item 3
         Quantitative and Qualitative Disclosures about Market Risk        20

Item 4
         Controls and Procedures                                           20


Part II. Other Information:


Item 6
         Exhibits and reports on Form 8-K                                  21

         Signatures                                                        22

         Certifications                                                    23

                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                        March 31,     June 30,
                                                          2003          2002
                                                       (Unaudited)   (See below)
                                                       -----------   -----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              $       186   $        95
Accounts receivable, net                                    12,075        14,667
Inventory                                                    4,993        11,395
Prepaid expenses and other current assets                    2,769         2,594
                                                       -----------   -----------
TOTAL CURRENT ASSETS                                        20,023        28,751
                                                       -----------   -----------
PROPERTY, PLANT AND EQUIPMENT, net                           1,174         1,211
GOODWILL                                                     3,338         3,342
OTHER ASSETS                                                 1,976         2,114
                                                       -----------   -----------
TOTAL ASSETS                                           $    26,511   $    35,418
                                                       ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - bank                                   $       375   $     9,095
Accounts payable                                             3,158         7,081
Other current liabilities                                    2,926         2,828
                                                       -----------   -----------
TOTAL CURRENT LIABILITIES                                    6,459        19,004
                                                       -----------   -----------
MORTGAGE PAYABLE                                             3,057            --
                                                       -----------   -----------
OTHER LONG TERM LIABILITIES                                    529           590
                                                       -----------   -----------
COMMITMENTS
STOCKHOLDERS' EQUITY:
Common stock                                                 3,369         3,369
Additional paid-in capital                                  12,117        12,117
Retained earnings                                            8,467         7,575
                                                       -----------   -----------
                                                            23,953        23,061
Less:  Common shares in treasury at cost                     7,487         7,237
                                                       -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                                  16,466        15,824
                                                       -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    26,511   $    35,418
                                                       ===========   ===========


The June 30, 2002 condensed consolidated balance sheet is derived from audited financial statements. See notes to the condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)


                                                     Three Months Ended            Nine Months Ended
                                                           March 31,                    March 31,
                                                  --------------------------    -------------------------
                                                     2003           2002           2003          2002
                                                  -----------    -----------    -----------   -----------
Net sales                                         $    20,816    $    22,020    $    86,450   $    55,898
Cost of goods sold *                                   15,416         17,188         66,255        42,795
                                                  -----------    -----------    -----------   -----------
Gross profit                                            5,400          4,832         20,195        13,103
                                                  -----------    -----------    -----------   -----------

Shipping, selling and administrative expenses *         5,617          5,577         18,333        13,818
Interest expense                                          117             45            474           176
Interest income                                             1              1              5             3
                                                  -----------    -----------    -----------   -----------
                                                        5,733          5,621         18,802        13,991
                                                  -----------    -----------    -----------   -----------
(Loss) earnings  before income taxes                     (333)          (789)         1,393          (888)
(Benefit) provision for income taxes                     (120)          (284)           501          (320)
                                                  -----------    -----------    -----------   -----------
Net (loss) earnings                               $      (213)   $      (505)   $       892   $      (568)
                                                  ===========    ===========    ===========   ===========
Net (loss) earnings per share - basic             $      (.09)   $      (.20)   $       .35   $      (.22)
                                                  ===========    ===========    ===========   ===========
Weighted average number of shares outstanding -
  basic                                             2,496,000      2,561,000      2,540,000     2,561,000
                                                  ===========    ===========    ===========   ===========
Net (loss) earnings per share - diluted           $      (.09)   $      (.20)   $       .34   $      (.22)
                                                  ===========    ===========    ===========   ===========
Weighted average number of shares outstanding -
  diluted                                           2,496,000      2,561,000      2,601,000     2,561,000
                                                  ===========    ===========    ===========   ===========

* Note: See Note 8 to Notes to Condensed Consolidated Financial Statements for additional details.

See notes to the condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                    Nine Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                   2003           2002
                                                                -----------    -----------
Cash Flows From Operating Activities:
Net earnings (loss)                                             $       892    $      (568)
Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                           286            660
Changes in assets and liabilities:
   Decrease (increase)  in accounts receivable, net                   2,592         (5,258)
   Decrease in inventory                                              6,402          3,924
   Increase in prepaid expenses and other assets                        (33)          (789)
   Decrease in accounts payable and other current liabilities        (2,886)          (580)
                                                                -----------    -----------
 Net cash provided by (used in) operating activities                  7,253         (2,611)
                                                                -----------    -----------

Cash Flows From Investing Activities:
   Purchase of property and equipment                                  (249)           (60)
   Acquisition Cost                                                      --         (2,153)
                                                                -----------    -----------
Net cash used in investing activities                                  (249)        (2,213)
                                                                -----------    -----------

Cash Flows From Financing Activities:
    Notes payable - bank                                             (8,720)         5,020
    Payment of acquisition notes                                     (1,000)          (150)
    Repurchase of common stock                                         (250)            --
    Increase in mortgage payable                                      3,057             --
                                                                -----------    -----------
Net cash (used in) provided by financing activities                  (6,913)         4,870
                                                                -----------    -----------
Net Increase in Cash and Cash Equivalents                                91             46
Cash and Cash Equivalents, beginning of period                           95             66
                                                                -----------    -----------
Cash and Cash Equivalents, end of period                        $       186    $       112
                                                                -----------    -----------

Supplemental Information:
Interest paid                                                   $       498    $       194
                                                                -----------    -----------
Taxes paid                                                      $        88    $       320
                                                                -----------    -----------

         See notes to the condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.   Basis of Presentation:

       The accompanying unaudited condensed consolidated balance sheet as of March 31, 2003, the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 2002 Annual Report to Stockholders on Form 10-K. The results of operations for the period ended March 31, 2003 are not necessarily indicative of operating results for the full fiscal year.

2.   Recently Issued Accounting Standards:

       In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", replacing Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted this statement and it did not have a material impact on its financial position or the results of operations.

       In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows for the period ending March 31, 2003.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. We have adopted the disclosure provisions of SFAS 148 as of December 31, 2002 (See Note 3).

3. Stock-Based Compensation

       The Company's Board of Directors and stockholders adopted a Stock Option Plan pursuant to which all full-time employees and non-employee Directors of the Company and its subsidiaries and affiliates are eligible to receive stock options. Options granted under the Stock Option Plan generally have a ten year life and typically vest immediately. As of March 31, 2003, the aggregate number of shares of Common Stock for which stock options may be granted under the Stock Option Plan is 427,161. As of March 31, 2003, 611,161 shares of Common Stock were available for the grant of options under the Stock Option Plan.

       Pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the consolidated financial statements with respect to option grants. The Company has adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," as amended by Financial Accounting Standards Board Statement No. 148.

       Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method net earnings (loss) basic and diluted net earnings (loss) per share would have been as follows:

                                                                 Three Months                  Nine Months
                                                                     Ended                        Ended
                                                          --------------------------    -------------------------
                                                                2003           2002          2003         2002
                                                          -----------    -----------    -----------   -----------
Net (loss) earnings                                       $  (213,000)   $  (505,000)   $   892,000   $  (568,000)
Fair value method compensation expense
 attributable to stock-based compensation, net of taxes             0              0         85,000       250,000
Pro forma net (loss) earnings                                (213,000)      (505,000)       807,000      (818,000)
Basic (loss) earnings per common share                           (.09)          (.20)           .35          (.22)
Pro forma basic (loss) earnings per common share                 (.09)          (.19)           .32          (.32)
Diluted (loss) earnings per common share                         (.09)          (.20)           .34          (.22)
Pro forma diluted (loss) earnings per common share               (.09)          (.19)           .31          (.32)


    The weighted average fair value of the Company's stock options was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: no dividend yield; expected volatility of 35% risk-free interest rate of 3.5% and expected life of ten years. The weighted average fair value of options granted during the nine months ended March 31, 2003 was $.86.

4. Earnings per Share:

       The Company's calculation of Basic and Diluted Net Earnings Per Common Share follows

                                                  Three Months Ended           Nine Months Ended
                                                       March 31,                    March 31,
                                              --------------------------    -------------------------
                                                 2003           2002           2003          2002
                                              -----------    -----------    -----------   -----------
Basic:
Net (Loss) Earnings                           $  (213,000)   $  (505,000)   $   892,000   $  (568,000)
                                              -----------    -----------    -----------   -----------
Basic Weighted Average Shares Outstanding       2,496,000      2,561,000      2,540,000     2,561,000
                                              -----------    -----------    -----------   -----------
Basic Net (Loss) Earnings                     $      (.09)   $      (.20)   $       .35   $      (.22)
                                              -----------    -----------    -----------   -----------

Diluted:
Net (Loss) Earnings                           $  (213,000)   $  (505,000)   $   892,000   $  (568,000)
Basic Weighted Average Shares Outstanding       2,496,000      2,561,000      2,540,000     2,561,000
                                              -----------    -----------    -----------   -----------
Add: Dilutive Options                                   a              b         61,000             b
                                              -----------    -----------    -----------   -----------
Diluted Weighted Average Shares Outstanding     2,496,000      2,561,000      2,601,000     2,561,000
                                              -----------    -----------    -----------   -----------
Diluted Net (Loss) Earnings                   $      (.09)   $      (.20)   $       .34   $      (.22)
                                              -----------    -----------    -----------   -----------

(a) Options to purchase 178,161 common shares at prices ranging from $2.875 to $12.875 per share were outstanding at March 31, 2003, but were not included in the computation of dilutive computation because the loss in the period causes the options to be anti-dilutive. Additionally, options to acquire 249,000 common shares were not included because the average market price was below the option price.

(b) Options to purchase 427,161 common shares at prices ranging from $2.25 to $12.875 per share were outstanding at March 31, 2002, but were not included in the computation of dilutive loss per share because to do so would have been anti-dilutive as the average market price was below the option price.

5. Inventories:

       Inventories consist of the following components:

                                             March 31,         June 30,
                                               2003              2003
                                            -----------       -----------
       Raw materials                        $   862,000       $ 4,816,000

       Work in process                          297,000         1,482,000

       Finished goods                         3,834,000         5,097,000
                                            -----------       -----------
                                            $ 4,993,000       $11,395,000
                                            -----------       -----------

6. Stock Repurchases

       On December 5, 2002 the Company announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company is financing these repurchases from its own funds and/or from its new bank credit facility. As of March 31, 2003 the Company repurchased 85,200 shares of its Common Stock at a cost of approximately $250,000.

7. Financing Agreements:

       On December 23, 2002 the Company entered into a line of credit agreement with a new bank. The new credit facility, which expires December 1, 2004, provides for short-term loans and the issuance of letters of credit in an aggregate amount not exceeding $32,000,000. Based on a borrowing formula, the Company may borrow up to $22,000,000 in short-term loans and up to $32,000,000 including letters of credit. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth of $11,000,000 through June 30, 2003 and $12,000,000 through June 30, 2004. As of March 31, 2003, borrowing on the short-term line of credit was $375,000, and the Company had $9,916,000 of additional availability (based on the borrowing formula) under its credit facility. At March 31, 2003, the Company was contingently obligated on open letters of credit for approximately $8,517,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at March 31, 2003 was 4.25%.

       On August 14, 2002, the Company consummated a mortgage loan in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The $3,250,000 loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The proceeds of the financing are being used for general working capital purposes.

8. Acquisition:

       On January 10, 2002, the Company acquired all of the issued and outstanding stock of Topsville, Inc., a New York City based manufacturer and distributor of private label infants' and children's clothing. The tangible and intangible assets acquired include, among other things, finished goods, work-in-process and raw material inventory, customer orders, trade names, office leases in New York City and Hong Kong, an office/warehouse facility in Florida, and office equipment, furniture and fixtures. The aggregate purchase price for the acquisition was $3,246,000, of which $1,746,000 was paid at the closing of the transaction, with the remainder to be paid during the fifteen-month period after closing. The Company used its line of bank credit to pay for a portion of the purchase price at closing. At March 31, 2003, $100,000 was unpaid under the terms of the purchase agreement.

       For the three months and nine months ended March 31, 2002, the Company recorded an amortization charge of $809,000 ($389,000 in cost of goods sold and $420,000 in selling and administrative expenses). These charges primarily represent the allocation of a portion of the purchase price to fair value the inventory and open orders (backlog) purchased from Topsville, Inc., which were shipped from the date of acquisition to March 31, 2002. The Company incurred additional amortization of $480,000 the fourth quarter of fiscal year 2002, with a final amount, totaling $79,000, charged to earnings in fiscal 2003's first quarter ended September 30, 2002.

       The changes in the carrying amount of goodwill for the nine months ended March 31, 2003 is as follows:

                                                             Nine Months Ended
                                                              March 31, 2003
                                                              --------------

       Balance as at June 30, 2002                            $    3,342,000
       Goodwill adjusted during the period                            (4,000)
                                                              --------------
       Balance as at March 31, 2003                           $    3,338,000
                                                              --------------

       Assuming Topsville was acquired on July 1, 2000, the pro forma results for the Company would have been as follows:

                                                Three Months Ended             Nine Months Ended
                                                     March 31,                      March 31,
                                           ----------------------------   ---------------------------
                                               2003            2002           2003           2002
                                           ------------    ------------   ------------   ------------
Net sales                                  $ 20,816,000    $ 22,020,000   $ 86,450,000   $ 73,754,000
Net (loss) earnings                        $   (213,000)   $     13,000   $    892,000   $    598,000
Net (loss) earnings  per share - diluted   $       (.09)   $        .00   $        .34   $        .23

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

Management believes that its application of accounting policies, and the estimates inherently required by the policies are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the application of accounting policies to be appropriate, and actual results generally have not differed materially from those determined using necessary estimates.

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

Goodwill
Goodwill is annually reviewed for impairment and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. A change in these underlying assumptions may cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying value. In such event, the Company would then be required to record a charge, which would impact earnings. The Company will continue to review the carrying value of goodwill for impairment on an annual basis or more frequently if circumstances indicate impairment may have occurred.

Deferred taxes
In assessing the need for a deferred tax valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Since we were able to determine that we would be able to realize our deferred tax assets in the future, in excess of its recorded amount, an adjustment to the deferred tax asset was not deemed necessary. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased $91,000 during the nine-month period ended March 31, 2003 to $186,000 from $95,000 at June 30, 2002.

Net cash provided by operating activities totaled $7,253,000 resulting primarily from a decrease in inventory totaling $6,402,000 and a decrease in accounts receivable of $2,592,000, partly offset by a reduction of accounts payable and other current liabilities totaling $2,886,000. In addition, funds used in financing activities totaling $6,913,000 were, for the most part, the result of an $8,720,000 repayment under the Company's credit facility, and payments of acquisition notes totaling $1,000,000, offset by $3,057,000 of mortgage loan proceeds. Net cash used in investing activities of $249,000 was for the purchase of property and equipment.

The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. As of March 31, 2003, the Company purchased 85,200 shares of its Common Stock at a cost of approximately $250,000.

On December 23, 2002, the Company completed an agreement with a new bank for an increased line of credit, which extends through December 1, 2004. The new credit facility provides the Company with up to $22,000,000 in short-term loans and up to $32,000,000 including letters of credit, based on a borrowing formula. Borrowing was at the bank's prime rate or below at the option of the Company, as provided for under the terms of the loan agreement. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged, as noted below). The line of credit requires that the Company maintain a minimum tangible net worth of $11,000,000 through June 30, 2003 and $12,000,000 through June 30, 2004. Borrowing on the line of credit was $375,000 as of March 31, 2003, and the Company had $9,916,000 of additional availability (based on the borrowing formula) under its credit facility. At March 31, 2003, the Company was contingently obligated on open letters of credit for approximately $8,517,000. The bank's prime rate at March 31, 2003 was 4.25%.

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

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of March 31, 2003:


                                                       * * * * Payments Due by Period * * * *

Contractual Obligations              Total          1 Year         2-3 Years       4-5 Years    After 5 Years
Notes Payable - Bank            $     375,000   $     375,000   $          --   $          --   $          --
Acquisition Notes                     100,000         100,000              --              --              --
Mortgage Payable                    3,187,000         130,000         294,000         336,000       2,427,000
Royalties                             873,000         348,000         325,000         200,000              --
Operating Leases                    3,066,000         851,000       1,248,000         747,000         220,000
                                -----------------------------------------------------------------------------
Total Contractual Obligations   $   7,601,000   $   1,804,000   $   1,867,000   $   1,283,000   $   2,647,000
                                -----------------------------------------------------------------------------



                                     Total      Within 1 Year      2-3 Years       4-5 Years    After 5 Years

Letters of Credit               $   8,517,000   $   8,517,000   $          --   $          --   $          --
                                -----------------------------------------------------------------------------
Total Commercial Commitments    $   8,517,000   $   8,517,000   $          --   $          --   $          --
                                -----------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net sales were $20,816,000 and $86,450,000 during the three and nine-month periods ended March 31, 2003 compared to $22,020,000 and $55,898,000 in the three and nine-month periods ended March 31, 2002, respectively.

Net sales for the Apparel category were $16,469,000 for the quarter ended March 31, 2003, an increase in net sales of $1,250,000, or 8.2 %, compared to the same quarter in fiscal 2002. The sales increase for this category was primarily due to increased customer orders from existing customers of the women's sleepwear business. For the nine-month period ended March 31, 2003 net sales for the Apparel category were $67,069,000, or 97.9% better than the prior fiscal year's same period totaling $33,894,000, mostly attributable to the acquisition of the Topsville children's apparel business in January 2002.

Net sales for the Handbags category were $4,347,000 for the three-month period ended March 31, 2003, a decrease of $2,454,000, or about 36.1% below the same three-month period in the prior year, primarily related to the non-renewal of the Anne Klein license and lower sales for the Company's premium and children's handbag businesses. Fiscal 2003's nine-month period ended March 31, 2003 had net sales of $19,381,000, or 11.9% less than the prior comparable nine-month fiscal period, which totaled $22,004,000. For the nine-month period, the drop in net sales resulted from the non-renewal of the Anne Klein license, partly offset by sales increases in both the children's and premium bag businesses.

Gross margins were 25.9% and 23.4% in the three-month and nine-month periods ended March 31, 2003 compared to 21.9% and 23.4% in the comparable periods ended March 31, 2002, respectively. However, the three and nine-month periods ended March 31, 2002 include a $389,000 amortization expense related to the portion of purchase costs allocated to inventory for the Topsville children's apparel acquisition in January 2002 and had the effect of decreasing last year's gross margins by 1.8% and .7%, respectively, as discussed below.

Gross margin for the Apparel category in the three-month period ended March 31, 2003, improved by 6.2% to 26.5% from 20.3% (and improved by 3.6% excluding the above mentioned amortization expense) in the prior comparable three-month period. This improvement was primarily attributable to higher margins in the women's sleepwear business as well as higher margins attributable to the Topsville children's apparel business. For the nine-month period ended March 31, 2003, gross margins were 23.8%, or 3.8% higher (and improved by 2.6% excluding the above mentioned amortization expense), versus the prior year comparable period, mostly the result of higher margins in the newly acquired children's apparel business.

Gross margin for the Handbags category was 23.7 % in the quarter ended March 31, 2003 compared to 25.6% in the similar prior year quarter. This 1.9% lower gross margin in the current period reflects the non-renewal of the Anne Klein licensing business and lower competitive margins in the Company's premium business, offset to some extent by better children's handbag margins. For the nine-month period ended March 31, 2003, the Handbags category gross profit decreased to 22.0% from 28.7 %, for the same reasons.

Shipping, selling and administrative expenses for the three month period ended March 31, 2003, totaling $5,617,000, were $40,000 more than the third quarter in the prior year's comparable period (and $460,000 more excluding the $420,000 amortization expense). The increase in shipping, selling and administrative expenses is mostly attributable to an increase in selling commissions in the Apparel category. As a percentage of net sales, shipping, selling and administrative expenses increased to 27.0% from 25.3%, or 1.7% but was 3.6% higher without the amortization expense, mainly due to the relative level of fixed costs compared with lower net sales. Shipping, selling and administrative expenses for the nine-month period ended March 31, 2003 were $18,333,000 (21.2% of net sales), or $4,515,000 higher than the same nine-month period in the prior fiscal year ($4,935,000 higher excluding the $420,000 amortization expense). The period ended March 31, 2002 totaled $13,818,000 (24.7% of net sales). The increase in the current nine month period is mostly attributable to shipping selling and administrative expenses in the Topsville children's apparel business acquired in January 2002.

Interest expense of $117,000 in the third quarter of fiscal 2003 compares to $45,000 in the prior comparable period. The increase of $72,000 is mostly the result of interest expense associated with the $3,250,000 building mortgage consummated in August 2002. For the nine-month period ended March 31, 2003, interest expense totaled $474,000 versus $176,000, primarily due to interest expense attributable to the building mortgage in the current period, as mentioned above.

The loss before income taxes for the three-month period ended March 31, 2003 of $333,000, compares to a loss before income taxes in the equivalent prior fiscal period totaling $789,000. However, the third quarter ended March 31, 2002 includes $809,000 of amortization expense related to (1) open orders (backlog) totaling $420,000 and (2) fair value allocation of inventory totaling $389,000 for the Topsville acquisition in January 2002, respectively. Lower sales and higher interest expense for the three month period ended March 31, 2003 versus the similar year ago period, was partly offset by higher gross profit margin for this year's third quarter compared to the comparable prior year three-month period.

For the nine-month period ended March 31, 2003, pretax earnings of $1,393,000 compares to a loss in the prior comparable period of $888,000 (including in the period ending March 31, 2002, $809,000 of amortization expense referred to above). Significantly higher sales and gross profit dollars was not completely offset by higher shipping, selling and administrative expenses, and interest expense, as discussed above.

The net loss for the three-month period ended March 31, 2003 of $213,000 compared to a net loss for the same period last year of $505,000 (including an after-tax charge of $518,000 of amortization expense discussed above). For the nine-month period ended March 31, 2003, net earnings were $892,000, against a net loss of $568,000 in the period ended March 31, 2002, including the $518,000 after-tax charge relating to the amortization expense, discussed above.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting and Reporting Changes

       In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", replacing Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted this statement and it did not have a material impact on its financial position or the results of operations.

       In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows for the period ending March 31, 2003.

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. We have adopted the disclosure provisions of SFAS 148 as of December 31, 2002 (See Note 3).

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

       The Company believes this is the general pattern associated with its sales to the retail industry and expects this pattern will continue in the future. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results, or results for a full year.

Forward-Looking Statements

       This Form 10-Q may contain forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual performance and results may vary as a result of a number of risks, uncertainties and other factors, both foreseen and unforeseen, including general economic and business conditions, competition in the accessories and apparel markets, continuing favorable sales patterns, pricing and consumer buying trends. Additional uncertainty exists for the potential negative impact that Severe Acute Respiratory Syndrome (SARS) may have on our business, as it relates to our production in the Far East and other countries in which we operate.

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

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits.  None

b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the three months ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              JACLYN, INC.
                                              (Registrant)

May 15, 2003                                  /s/ ALLAN GINSBURG
                                              ----------------------------
                                              Allan Ginsburg
                                              Chairman of the Board

May 15, 2003                                  /s/ ANTHONY CHRISTON
                                              ----------------------------
                                              Anthony Christon
                                              Vice President
                                              Chief Financial Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date:  May 15, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  May 15, 2003

/s/ ANTHONY CHRISTON
-------------------------------
Anthony Christon
Principal Financial Officer