Form 10-K
period 2003-06-30
JACLYN INC
filed 2003-09-29
CIK 52969

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ______________________.

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant at December 31, 2002 was approximately $7,700,000.

There were 2,552,755 shares of Common Stock outstanding at September 15, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

    PART III Certain Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on November 14, 2003.

                                TABLE OF CONTENTS
                                -----------------

           Item                                                            Page
           ----                                                            ----

PART I     1.   Business.....................................................1

           2.   Properties...................................................3

           3.   Legal Proceedings............................................4

           4.   Submission of Matters to a Vote of Security Holders..........4

PART II    5.   Market for the Registrant's Common Equity and Related
                Stockholder Matters..........................................5

           6.   Selected Financial Data......................................7

           7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................8

           7A.  Quantitative and Qualitative disclosures about
                Market & Risk...............................................14

           8.   Financial Statements and Supplementary Data.................14

           9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.........................15

           9A.  Controls and Procedures.....................................15


PART III   10.  Directors and Executive Officers of the Registrant..........15

           11.  Executive Compensation......................................16

           12.  Security Ownership of Certain Beneficial Owners
                and Management..............................................16

           13.  Certain Relationships and Related Transactions..............16

PART IV    14.  Principal Accounting Fees and Services......................16

           15.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K.................................................16

                           Forward-Looking Statements
                           --------------------------

         This Form 10-K contains certain forward-looking statements concerning, among other things, the Company's anticipated results, and future plans and objectives that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. The Company's forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions, including the impact on consumer spending as a result of the slower consumer economy, competition in the accessories and apparel markets, potential changes in customer spending, acceptance of our product offerings and designs, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements, and the impact of the hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Additional uncertainty exists for the potential negative impact that a recurrence of Severe Acute Respiratory Syndrome (SARS) may have on our business as it relates to our production in the Far East and other foreign countries in which we source our products. In light of the uncertainty inherent in our forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.


                                     PART I
                                     ------

Item 1.  Business.
------   --------

         Jaclyn, Inc. (incorporated in the State of Delaware in 1968) and its subsidiaries (collectively, "Jaclyn", "the Company", "we", "us", "our", or "the Registrant") is primarily engaged in the design, manufacture, distribution and sale of women's and children's apparel, and vinyl, leather and fabric handbags, sport bags, backpacks, cosmetic bags, and related products (collectively, "handbag products"). Our apparel lines are wide ranging and include women's loungewear, sleepwear, dresses and sportswear, and lingerie, as well as infants' and children's clothing. The Company markets its handbag products in a variety of popularly priced fashions and designs, with an emphasis on casual, travel and sport styles.

         General. Styling is an important factor in the merchandising of all of our products. The Company's staff of full-time designers studies fashion trends in order to anticipate consumer demand. The design staff works closely with the purchasing department to determine concepts and fabrics for its apparel products as well as the styling and material components for its handbag products. The design staff also works with the production and engineering staffs to determine the costs of production and the technical problems involved in producing a new style. We change most of our designs from season to season.

         Finished merchandise is received at independently owned outside warehouses located in New Jersey, Florida, California and Indiana, as well as Company-owned and leased facilities. From these locations, products are shipped under different selling names to customers all over the country. Products for the apparel catalogue business are also shipped from outside contractor locations directly to the customer. In addition, certain handbag products manufactured in the Far East are shipped directly to customers from Hong Kong. Our handbag products are marketed primarily through general merchandise, retail chain stores and department stores. We market our apparel lines to department stores, retail chain stores, as well as to major mail order catalogs and other specialty retailers. The Company sells throughout the United States using both its own salesmen and independent sales representatives.

         The Company manufactures and markets apparel under the trade names "Topsville", "I. Appel", "Smart Time", and "Emerson Road", each of which the Company owns. We also manufacture apparel items for sale as private-label merchandise. In addition, we are licensed to manufacture and market apparel products under the names "Jordache(TM)" under an agreement which expires December 31, 2005, "Charles Goodnight(TM)" and Chuckie Goodnight(TM)" under an agreement which expires May 31, 2006, and "Vanity Fair(TM)" under an agreement expiring December 31, 2006. The Company markets its handbag products under trademarks and trade names which it owns, including "Shane" and "Aetna," "Susan Gail," and "Robyn Lyn". In addition, we are licensed to manufacture and market handbag products under the name "Looney Tunes(TM)" under an agreement which expires March 30, 2004, and certain handbag products under a second agreement, which expires on December 31, 2004, relating to a movie to be released entitled "Looney Tunes Back in Action." We also are a party to a license agreement with Warner Bros. to manufacture denim backpacks, handbags and accessories relating to the "Harry Potter(TM)" series of books under an agreement which expires on December 31, 2003. Both the "Crayola(TM)" agreement which expired December 31, 2002, and "Dr. Seuss(TM)" agreement which expired December 15, 2002, were not renewed. Similarly, the agreements under which we marketed handbag products under the "ANNE KLEIN(TM)" and "ANNE KLEIN 2(TM)" trademarks expired on June 30, 2002 and were not renewed. We consider our owned and licensed trademarks and trade names, as well as our other, related intellectual property rights, to be of significant value in the marketing of our products.

         Sales of apparel items during each of the fiscal years ended June 30, 2003, 2002 and 2001 represented 78%, 60%, and 54%, respectively, of consolidated net sales. Sales of handbag products represented the remainder of our consolidated net sales. Our sales are customarily offered on credit terms. We do not have long-term contracts with any of our customers.

         In fiscal 2003, our imports of apparel and handbag products accounted for approximately 92% of consolidated net sales, compared to approximately 90% of consolidated net sales in fiscal 2002 and 85% in fiscal 2001. Generally, imports offer us the benefit of diversification of styling and the benefit of cost savings related to such purchases. While our operations are subject to the usual risks associated with purchases from foreign countries, our other foreign and domestic manufacturing sources provide us with alternative sources and facilities.

         Approximately 68% of the Company's consolidated net sales for fiscal 2003 were to general merchandise, chain, department stores and catalogue retailers, with the balance consisting of sales to smaller specialty shops, smaller retail stores and cosmetic firms. During the fiscal year ended June 30, 2003, Wal-Mart Stores, Inc., Estee Lauder, and Kohl's, accounted for 56% of our consolidated net sales (36%, 12% and 8% of consolidated net sales, respectively). During the fiscal year ended June 30, 2002, three major customers of the Company contributed approximately 40% of consolidated net sales as follows: Wal-Mart Stores, Inc., 19%; Estee Lauder, 11%; and Blair Corporation, 10%. The loss of any one of these customers would have a material adverse effect on the Company's results of operations.

         Purchases of apparel and handbag raw materials, primarily fabrics, vinyl and urethane plastics, leather, frames, ornaments, trim and other materials, and certain of the Company's finished products, are made from a variety of sources. In most cases, the Company assists its suppliers and contractors in the design and style of the materials it purchases. Our largest expenditures for raw materials are for fabrics, leather, vinyl and urethane plastics, which we purchase from several suppliers, one of which provided about 44% of our raw material needs in fiscal 2003. While the Company has no long-term supply contracts, the raw materials it uses are available from various sources and it anticipates no difficulty in the future in obtaining the necessary raw materials for its operations. The Company deals with a number of sources for its purchases of finished apparel, handbags and related products, no one of which accounted for more than approximately 13% of the Company's total cost of goods sold during fiscal 2003. The Company has no long-term supply contracts with its Far East or European sources of finished handbags and related products or apparel items and is subject to the usual risks associated therewith.

         The Company offers Fall/Winter, Holiday and Spring/Summer product lines and, in almost all instances, manufactures products to meet the specific requirements of its customers. Our business is somewhat seasonal in nature. However, shipments have also been influenced by a number of factors, including mid-year acquisitions which added to net sales in the second half of the Company's 2002 fiscal year, and general economic conditions. Accordingly, we do not believe that quarterly net sales are necessarily indicative of future trends. Nevertheless, we anticipate that during fiscal 2004 we again will have significantly more sales volume in the first-half of the fiscal year than in the second half of the fiscal year. Reference is made to Note M, "Unaudited Quarterly Financial Data," of the Notes to Consolidated Financial Statements on page F-23 of this Form 10-K for additional information about historical quarterly results.

         At September 15, 2003, the Company had unfilled orders of approximately $65,200,000 compared to approximately $52,500,000 at September 18, 2002. The increase in our backlog of unfilled orders is primarily attributable to the Women's Sleepwear business, as well as an increase in open orders at Topsville, Inc., the Company's infants' and children's apparel business, slightly offset by a decrease in backlog relating to our catalogue business. In the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by factors, including scheduling of the manufacture and shipping of goods (which, in turn, may be dependent on the requirements of customers). Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments. The Company does, however, anticipate that the increase in unfilled orders at September 15, 2003, compared with a comparable date in fiscal 2002, should favorably impact revenues and earnings during fiscal 2004.

         The Company employed 199 persons as of June 30, 2003, of whom 124 were on a salaried basis and the balance on an hourly basis. At June 30, 2003, 18 of the Company's employees were members of the Four Joint Boards of New York, New Jersey, Pennsylvania and New England, affiliated with the International Leather Goods, Plastics and Novelty Workers Union, AFL-CIO. The Company considers its relations with its employees to be satisfactory.

         The Company competes with numerous domestic and foreign manufacturers of apparel and handbags, very few of which are believed to each account for as much as 1% of industry sales. We believe our sales of apparel items and handbag products are not significant in light of total apparel industry sales. Our business is dependent, among other things, on our ability to anticipate and respond to changing consumer preferences, to remain competitive in price, style and quality, and to meet our customers' various production and delivery requirements. While some of the Company's competitors may be larger or may have greater resources than ours, we believe that our size and financial position will allow us to continue to respond to changes in consumer demand and remain competitive.

         On January 10, 2002, the Company acquired 100% of the stock of Topsville, Inc., a New York City-based manufacturer and distributor of private label infants' and children's clothing. The aggregate purchase price for the acquisition was $3,245,702, of which $1,745,702 was paid at the closing of the transaction and the remainder of which was paid over a fifteen-month period from closing from working capital and our bank line of credit.

         On January 19, 2001, the Company acquired the business and certain assets of I. Appel Corporation, which manufactures and distributes robes, dusters and loungewear for distribution to department stores. The aggregate purchase price for the acquisition was approximately $700,000 for goodwill, certain tangible assets and included $100,000 for acquisition costs. Approximately $350,000 was paid at closing, and the remainder of the purchase price was paid in quarterly installments through October 2002 from working capital and our bank line of credit.

Item 2.  Properties.
-------  ----------

         The Company owns a 140,000 square foot facility in West New York, New Jersey, in which the executive offices and one of its warehouse facilities is located. The Company currently leases approximately 70,000 square feet of this West New York facility to outside parties. The Company also leases five showroom and office facilities in New York City totaling approximately 32,000 square feet, as well as a shipping facility in Medley, Florida for its Topsville operations with approximately 35,000 square feet of warehouse and office space. Reference is made to Note D, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements on page F-15 of this Form 10-K for additional information about the Company's commitments under the terms of non-cancelable leases.

Item 3.  Legal Proceedings.
------   -----------------

         (a) The Company is not a party to, nor is any of its property the subject of, any material pending legal proceeding.

         (b) No material pending legal proceeding was terminated during the three-month period ended June 30, 2003.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         The Company did not submit any matters to a vote of its security holders, through the solicitation of proxies or otherwise, during the three-month period ended June 30, 2003.

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


    Name                        Age     Position and Period Served
    ----                        ---     --------------------------

    Abe Ginsburg...........      86     Chairman of the Executive Committee
                                           since November 29, 1988


    Allan Ginsburg.........      61     Chairman of the Board since
                                           November 29, 1988


    Robert Chestnov........      55     President and Chief Executive Officer
                                           since November 29, 1988


    Howard Ginsburg........      61     Vice Chairman of the Board since
                                           November 29, 1988 and President
                                           of the Company's Shane Handbag
                                           Division for more than the past
                                           five years


    Anthony Christon.......      58     Chief Financial Officer for more than
                                           the past five years

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Equity
------   and Related Stockholder Matters.
         -------------------------------

         The Company's Common Stock, $1.00 par value per share, is traded on the American Stock Exchange (Symbol: "JLN"). The following table sets forth the high and low closing sales prices for the Company's Common Stock, as reported by the American Stock Exchange, for each quarterly period during the Company's fiscal years ended June 30, 2003 and June 30, 2002.

                 Fiscal Year Ended June 30, 2003       High          Low
                 -------------------------------       ----          ---

                 First Quarter                         $2.30        $1.53
                 Second Quarter                         3.75         1.80
                 Third Quarter                          3.38         2.20
                 Fourth Quarter                         2.90         2.31

                 Fiscal Year Ended June 30, 2002       High          Low
                 -------------------------------       ----          ---

                 First Quarter                         $2.75        $1.90
                 Second Quarter                         2.65         1.73
                 Third Quarter                          2.20         1.82
                 Fourth Quarter                         2.10         1.75


          The Company did not pay cash dividends during fiscal 2003 or 2002 and does not anticipate the payment of cash dividends in the foreseeable future.

          At June 30, 2003, there were approximately 589 holders of record of the Company's Common Stock.

Equity Compensation Plan Information

         The following sets forth certain information as of June 30, 2003 concerning each of the Company's equity compensation plans:

                                                                                   Number of securities
                              Number of securities                                 remaining available for
                              to be issued              Weighted-average           future issuance under
                              upon exercise of          exercise price of          equity compensation plans
                              outstanding options,      outstanding options        (excluding securities
Plan category                 warrants and rights       warrants and rights        reflected in column (a))
-------------                 -------------------       -------------------        ------------------------
                                     (a)                        (b)                          (c)
Equity compensation
   plans approved by
   security holders.........       601,161                     $2.95                       69,500

Equity compensation
   plans not approved
   by security holders.(1) (2)     150,000                     $2.12                           --
                                   -------                                                -------

         Total..............       751,161                                                 69,500
                                   -------                                                -------

(1) Includes options to purchase an aggregate of 30,000 shares of Common Stock issuable upon the exercise of non-qualified stock options granted to two sales representatives. Each of the stock options provides for the grant of shares of Common Stock at exercise prices per share equal to the fair market value per share of Common Stock on the date of grant. Pursuant to the terms of each option, the optionee may exercise the option at any time and from time to time for a period of five years from the date of grant, subject to earlier termination under certain circumstances.

(2) Includes an option to purchase an aggregate of 120,000 shares of Common Stock issuable to a sales representative of the Company. The option is exercisable as to 40,000 shares of Common Stock during the first year after grant and as to an additional 40,000 shares of Common Stock, on a cumulative basis, on the first and second anniversaries of the date of grant (each 40,000 share installment, a "Tranche"), in each case at an exercise price per share equal to the fair market value per share of Common Stock on the original date of grant. The optionee may exercise a Tranche only during the five-year period after such Tranche becomes exercisable, as described above, subject to earlier termination under certain circumstances.

Item 6.  Selected Financial Data.
------   -----------------------

Years ended June 30,                         2003             2002             2001             2000             1999
                                         -------------    -------------    -------------    -------------    -------------
Net Sales                                $ 108,960,000    $  81,031,000    $  79,570,000    $  72,078,000    $  58,799,000

Cost of Goods Sold - see Note 1             83,506,000       62,083,000       61,575,000       54,183,000       44,873,000
                                         -------------    -------------    -------------    -------------    -------------

Gross Profit                                25,454,000       18,948,000       17,995,000       17,895,000       13,926,000
                                         -------------    -------------    -------------    -------------    -------------
Shipping, selling and administrative        23,631,000       19,823,000       17,748,000       17,572,000       16,106,000
expenses - see Note 1

Writeoff of goodwill - see Note 2                   --               --               --               --        1,124,000

Interest expense                               546,000          293,000          234,000          100,000            4,000

Interest income                                 (5,000)          (3,000)        (109,000)        (136,000)        (207,000)

Other income                                   (11,000)         (11,000)         (34,000)         (47,000)        (324,000)
                                         -------------    -------------    -------------    -------------    -------------

Provision (benefit) for income taxes           610,000         (415,000)          56,000          146,000         (998,000)
                                         -------------    -------------    -------------    -------------    -------------

NET EARNINGS (LOSS)- see Note 1          $     683,000    $    (739,000)   $     100,000    $     260,000    $  (1,779,000)
                                         -------------    -------------    -------------    -------------    -------------
Weighted average shares - Basic              2,521,000        2,561,000        2,644,000        2,710,000        2,711,000

Net earnings (loss) per common share -
Basic                                    $         .27    $        (.29)   $         .10    $         .10    $        (.66)


Weighted average shares - Diluted            2,547,000        2,561,000        2,644,000        2,710,000        2,711,000

Net earnings (loss) per common share -
Diluted                                  $         .27    $        (.29)   $         .04    $         .10    $        (.66)


TOTAL ASSETS                             $  33,005,000    $  35,418,000    $  25,031,000    $  26,476,000    $  25,595,000
                                         -------------    -------------    -------------    -------------    -------------



Long-term liabilities                    $   3,023,000    $      61,000    $     100,000               --               --
                                         -------------    -------------    -------------    -------------    -------------

Stockholders' equity                     $  16,220,000    $  15,824,000    $  16,563,000    $  16,857,000    $  16,659,000
                                         -------------    -------------    -------------    -------------    -------------

Note 1: Fiscal 2002 includes a pre-tax charge totaling $1,289,000 ($825,000 after tax), of which $389,000 is included in Cost of Goods Sold for an adjustment to fair value, and $900,000 is included in Shipping, Selling and Administrative Expenses for the amortization of open order backlog in connection with the Topsville acquisition.

Note 2: Fiscal 1999 includes a goodwill writeoff totaling $1,124,000 resulting from closing one of three unprofitable divisions

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   of Operations.
         -----------------------------------------------------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from its estimates. Such differences could be material to the consolidated financial statements.

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

         Finite Long-lived assets. In the evaluation of the fair value and future benefits of finite lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections change, the conclusion regarding impairment may differ from the current estimates.

         Goodwill. We evaluate goodwill annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. A change in these underlying assumptions may cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying value. In such event, we would then be required to record a charge which would impact earnings.

         Deferred taxes. Should the Company determine that it becomes more likely than not that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Liquidity and Capital Resources

         The net decrease in cash and cash equivalents for the fiscal year ended June 30, 2003 of $29,000 was the result of funds provided by operating activities totaling $3,816,000, offset by funds used in investing activities of $300,000 and by funds used in financing activities totaling $3,545,000. Net cash provided by operating activities resulted primarily from a decrease in inventory levels totaling $1,730,000 and an increase in accounts payable and other current liabilities of $745,000. Net earnings provided another $683,000 to the increase in operating net cash provided from operations. Cash used in investing activities totaling $300,000 was for purchases of property and equipment. Funds used in financing activities were, for the most part, the result of payments of $5,120,000 to the Company's bank lender under our credit facility, plus the remaining installment payments, totaling $1,100,000, for the Topsville and the
I. Appel acquisitions, offset by $3,023,000 of net mortgage loan proceeds.

         On December 23, 2002, the Company entered into a line of credit agreement with a new bank. This credit facility, which expires December 1, 2004, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $32,000,000. Based on a borrowing formula, the Company may borrow up to $22,000,000 in short-term loans and up to $32,000,000 including letters of credit. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged, as noted below). The line of credit requires that the Company maintain a minimum tangible net worth of $11,000,000 through June 30, 2003 and $12,000,000 through June 30, 2004. As of
June 30, 2003, borrowing on the short-term line of credit was $3,975,000, and the Company had $3,658,000 of additional availability (based on the borrowing formula) under the credit facility. At June 30,2003, the Company was contingently obligated on open letters of credit for approximately $19,927,000. Interest on borrowings under the line of credit is at the bank's prime rate or at LIBOR plus 250 basis points, at the option of the Company. The bank's prime rate at June 30, 2003 was 4.00%.

         On August 14, 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility (see the information under the caption "Item 2. Properties"). The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The proceeds of the financing are being used for general working capital purposes.

         The Company believes that funds provided by operations, existing working capital, and the Company's bank line of credit and mortgage financing will be sufficient to meet foreseeable working capital needs. Reference is made to Note E, "Credit Facilities," of the Notes to Consolidated Financial Statements on page F-16 of this Form 10-K for additional information about the Company's credit lines.

         There were no material commitments for capital expenditures at June 30, 2003.

         The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. As of June 30, 2003, the Company purchased 99,700 shares of its Common Stock at a cost of approximately $287,000.

         As of June 30, 2003, 2002 and 2001, working capital was $13,947,000,
$9,747,000, and $12,477,000, respectively. The ratio of current assets to current liabilities for those same periods was 2.0 to 1, 1.5 to 1, and 2.6 to 1, respectively. The increase in the current ratio in fiscal 2003 compared to fiscal 2002 is primarily attributable to the use of funds provided by operations and the proceeds from the August 2002 mortgage financing to reduce short-term borrowing. The Company's cash and cash equivalents totaled $66,000, $95,000, and $66,000, at June 30, 2003, 2002 and 2001, respectively.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided (in thousands):

                                                             Payments Due by Period
                                              -----------------------------------------------------
                                                Within                                     After
Contractual Obligations            Total        1 Year       2-3 Years     4-5 Years      5 Years
-----------------------         -----------   -----------   -----------   -----------   -----------
Notes Payable                   $ 7,405,000   $ 7,405,000   $        --   $        --   $        --

Mortgage Payable                  3,156,000       133,000       296,000       342,000     2,385,000

Royalties                           880,000       351,000       329,000       200,000            --

Operating Leases                  2,745,000       717,000     1,051,000       823,000       154,000
                                -----------   -----------   -----------   -----------   -----------

Total Contractual Obligations   $14,186,000   $ 8,606,000   $ 1,676,000   $ 1,365,000   $ 2,539,000
                                ===========   ===========   ===========   ===========   ===========


                                             Amount of Commitment Expiration Per Period
                               -------------------------------------------------------------------
                                  Total
                                 Amounts       Within                                     After
Other Commercial Commitments    Committed      1 Year       2-3 Years     4-5 Years      5 Years
----------------------------   -----------   -----------   -----------   -----------   -----------
Letters of Credit              $19,927,000   $19,927,000   $        --   $        --   $        --
                               -----------   -----------   -----------   -----------   -----------

Total Commercial Commitments   $19,927,000   $19,927,000   $        --   $        --   $        --
                               -----------   -----------   -----------   -----------   -----------

Results of Operations

2003 Compared to 2002

         Net sales for fiscal 2003 totaled $108,960,000, an increase of $27,929,000, or 34.5%, compared to the prior fiscal year. Sales by category were as follows:

         Net sales for the Apparel category in fiscal 2003 were $82,615,000, or $33,612,000 higher than the prior fiscal year. This 68.6% increase was primarily due to the inclusion of a full year of net sales of Topsville in the current year, compared with only six months of sales in the prior year. In addition, higher levels of shipping to existing and new customers of the women's sleepwear business, mostly during the first half of the Company's fiscal year, accounted for the remainder of the increase in this category.

         Net sales for the Handbags category in fiscal 2003 were $26,345,000, or about 18% lower than the prior fiscal year's total of $32,028,000. The sales decrease mostly reflected the non-renewal of the Anne Klein license and lower sales for the premium bag business, offset somewhat by higher sales in the children's handbag division.

         Gross margins were 23.4% in both fiscal 2003 and 2002. However, the period ended June 30, 2002 includes a $389,000 expense related to the portion of purchase costs allocated to inventory for the acquisition of Topsville in January 2002, which had the effect of decreasing last year's gross margins by one-half of one percent.

         Gross margins by category were as follows:

         Gross margin for the Apparel category in 2003 increased to 23.9% in 2003 from 21.9% in 2002. The 2.0% increase was primarily attributable to better 2003 full-year margins in the children's apparel business, acquired in January 2002.

         Gross margin for the Handbags category in 2003 decreased to 21.8% in 2003 from 26.9% in 2002. This decrease was mainly due to the non-renewal of the Anne Klein licensing business and lower competitive margins in our premium business, offset to some extent by better children's handbag margins.

         Shipping, selling and administrative expenses increased by $3,808,000 in fiscal 2003 (including a prior-year $900,000 charge related to the Topsville acquisition) mainly due to volume related expenses in fiscal 2003 compared to the prior fiscal year. However, as a percentage of net sales, shipping, selling and administrative expenses declined to 21.7% from 24.5% in fiscal 2002, due to the relatively lower level of fixed expenses in fiscal 2003 compared to higher net sales.

         Interest expense was $546,000, an increase of $253,000 from the last fiscal year, primarily the result of interest expense associated with the $3,250,000 mortgage financing consummated in August 2002, and also from a greater level of borrowing needed to finance the increased volume of business in the current fiscal year compared to fiscal 2002.

         Other income was $11,000 for both fiscal 2003 and fiscal 2002.

         Net earnings of $683,000 for the fiscal year ended June 30, 2003 compared to a net loss of $739,000 in the prior year (including an after-tax charge of $825,000 relating to the fair value adjustment in connection with the Topsville acquisition). This year's higher net earnings were primarily due to higher gross margin dollars offset by higher interest costs, a relatively lower percentage of shipping, selling and administrative expenses, as discussed above, and a higher effective tax rate, primarily the result of expired foreign tax credits.

2002 Compared to 2001

         Net sales for fiscal 2002 totaled $81,031,000, an increase of $1,461,000 or 1.8% compared to the prior fiscal year. Sales by category were as follows:

         Net sales for the Apparel category in fiscal 2002 were $49,003,000, an increase of $6,655,000, or 15.7%, compared to $42,348,000 in 2001. The sales increase for this category was primarily due to additional net sales from the acquisition of Topsville, Inc. coupled with increases in revenue from existing customers for our women's sleepwear and robes business, offset by much lower volume with our catalogue customers.

         Net sales for the Handbag category in fiscal 2002 were $32,028,000, or 14 % lower than the prior fiscal year's total of $37,222,000. The sales decrease was attributable to lower demand for both the Company's children's and premium handbag divisions due to the soft economic climate during fiscal 2002.

         Gross margin increased to 23.4% in 2002 from 22.7% in 2001. The gross margin increase in 2002 was due to higher margins in the Apparel category, reflecting better results for our Women's sleepwear and robes business. However, the period ended June 30, 2002 includes a $389,000 expense related to the portion of purchase costs allocated to inventory in connection with the acquisition of Topsville. Gross margins by category were as follows:

         Gross margin for the Apparel category increased to 21.9% in 2002 from 19.0% in 2001. The increase was attributable to higher margins in the Company's women's sleepwear and robes business as well as better margins from the Topsville acquisition which offset otherwise lower catalogue margins.

         Overall gross margin for the Handbags category in 2002 remained the same as 2001, at 26.9%. While the overall percentage was unchanged, we experienced lower margins in our children's handbag and better handbag business offset by better margins in our premium business.

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

         The loss before income taxes for the fiscal year ended June 30, 2002 compared to earnings in the prior fiscal year was primarily due to accounting for the acquisition of Topsville, Inc. Excluding an after-tax charge of $825,000 in fiscal 2002, the Company had earnings of $86,000 compared to $100,000 in the prior fiscal year.


Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), replacing Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had, and is not expect to have, a material impact on our consolidated financial statements.


In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirement is effective for our Fiscal year ended June 30, 2003. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows for the year ended June 30, 2003. The Company has not provided any financial guarantees as of June 30, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123") to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 31, 2002. We will continue to account for stock-based equity compensation using the intrinsic value method of APB Opinion 25. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the year ended June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), -- Consolidation of Variable Interest Entities -- with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows, since the Company is not the primary beneficiary of any variable interest entity.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the impact of adopting this statement on our consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although we are still in the process of reviewing the new statement, we believe this statement will have no material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------  ----------------------------------------------------------

         The Company, in the normal course of doing business, is exposed to interest rate change market risk. Since our borrowing patterns are cyclical, the Company is not dependent on borrowing throughout the year. Nevertheless, a sudden increase in interest rates (which under our bank line of credit is at the prime rate or at LIBOR plus 250 basis points) may, especially during peak borrowing, potentially have a significant negative impact on the Company's results of operations. The Company estimates that a 100 basis point fluctuation in applicable market interest rates would increase or decrease interest expense by approximately $77,000, based on fiscal 2003 borrowing levels.

         We have not used, and currently do not anticipate using, any derivative financial instruments. In addition, we have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in U.S. dollar-based currencies.


Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

         Financial Statements
         --------------------

         The report dated September 24, 2003 of Deloitte & Touche LLP, independent auditors, the consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations and comprehensive earnings (loss), stockholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 2003, and Notes to Consolidated Financial Statements appear on pages F-2 through F-28 of this Form 10-K.

         Supplementary Data
         ------------------

         Selected unaudited quarterly financial data for the fiscal years ended June 30, 2003 and June 30, 2002 is set forth at Note M, "Unaudited Quarterly Financial Data" on page F-28 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants
------   on Accounting and Financial Disclosure.
         ---------------------------------------

         Not Applicable.


Item 9A. Controls and Procedures.
-------  -----------------------

         At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the year ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Company.
-------  -----------------------------------------------

         The information required by this item (other than certain information as to the executive officers of the Company, which information is set forth after Part I of this Form 10-K under the caption "Executive Officers of the Registrant") is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation.
-------  ----------------------

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


Item 14. Principal Accounting Fees and Services.
-------  --------------------------------------

         Under rules adopted by the Securities and Exchange Commission relating to the disclosures required by this Item 14, this Item and the disclosures required hereby are not yet applicable to the Company.


                                     PART IV
                                     -------

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------  ---------------------------------------------------------------

(a) The following financial statements, financial statement schedules and exhibits are filed as part of this report:

(1)      Financial Statements:
         --------------------

         Independent Auditors' Report

         Consolidated Balance Sheets -- June 30, 2003 and 2002

         Consolidated Statements of Operations and Comprehensive Earnings (Loss) -- for the years ended June 30, 2003, 2002 and 2001

         Consolidated Statements of Stockholders' Equity -- for the years ended June 30, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows -- for the years ended June 30, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules:
         -----------------------------

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

         4(a) Promissory Note of the Registrant dated August 14, 2002 payable to the order of Hudson United Bank ("HUB") in the principal amount of $3,250,000 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2002).

         4(b) Mortgage, Security Agreement and Financing Statement dated August 14, 2002 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(b) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2002).

         4(c) Revolving Loan Agreement dated December 23, 2002 between the Registrant and HUB.

         10(a) Incentive Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).

         10(b) 1984 Employee Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1989).*

         10(c) 1990 Stock Option Plan of the Registrant, as amended (incorporated herein by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1991).*

         10(d) Second Amended and Restated Stockholders' Agreement dated May 12, 2003 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 9 to the Schedule 13D dated May 15, 2003 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

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

         10(i) 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).*

         10(j) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

         10(k) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Richard Chestnov (incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

         10(l) Non-Qualified Stock Option Contract dated August 19, 1997 between the Registrant and Al Safer (incorporated by reference to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

         10(m) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

         10(n) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Richard Chestnov (incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

         10(o) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Albert Safer (incorporated by reference to Exhibit 10(u) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

         10(p) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, for the fiscal year ended June 30, 1998).*

         10(q) Purchase and Sale Agreement dated January 11, 1999 between Banner Industries of New York, Inc. and Jaclyn, Inc.(incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, dated January 26, 1999).

         10(r) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(x) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

         10(s) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(y) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

         10(t) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(z) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

         10(u) Non-Qualified Stock Option Contract dated June 12, 2000, between the Registrant and Norman Axelrod (incorporated herein by reference to Exhibit 10(aa) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

         10(v) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

         10(w) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

         10(x) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

         10(y) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

         10(z) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(cc) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

         10(aa) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(dd) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

         10(bb) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Norman Axelrod (incorporated herein by reference to Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

         10(cc) Purchase and Sale Agreement dated January 10, 2002 between Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

         10(dd) Consulting Agreement dated January 10, 2002 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

         10(ee) Payment and Indemnification Agreement dated January 10, 2002 by and among Capital Factors, Inc., Topsville, Inc., Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

         10(ff) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Richard Chestnov.

         10(gg) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Albert Safer.

         10(hh) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Martin Brody.

         10(ii) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Norman Axelrod.

         10(jj) Non-Qualified Stock Option Contract dated March 19, 2003, between the Registrant and Harold Schechter.

         21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2002).

         31(a) Rule 13a-14(a) Certification of Robert Chestnov, President and Chief Executive Officer of the Company.

         31(b) Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.

         32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         --------------------
         *Management contract or compensatory plan or arrangement

(b)      Reports on Form 8-K.
         -------------------

         The Company filed a Form 8-K dated May 15, 2003 furnishing under Item 12, Results of Operations and Financial Condition, a press release announcing its financial results for the fiscal quarter ended March 31, 2003.

(c)      Exhibits.
         --------

         Exhibits are listed in response to Item 14(a)(3).

(d)      Financial Statement Schedules.
         -----------------------------

         Financial Statement Schedules are listed in response to Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            JACLYN, INC.

                                            By: /s/ ALLAN GINSBURG
                                                --------------------------------
September 24, 2003                              ALLAN GINSBURG, Chairman
                                                  of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Allan Ginsburg          Chairman of the Board            September 24, 2003
------------------------    and Director
ALLAN GINSBURG

/s/ Robert Chestnov         President, Principal             September 24, 2003
------------------------    Executive Officer and
ROBERT CHESTNOV             Director

/s/ Anthony Christon        Chief Financial Officer,         September 24, 2003
------------------------    Principal Financial and
ANTHONY CHRISTON            Accounting Officer

/s/ Abe Ginsburg            Director                         September 24, 2003
------------------------
ABE GINSBURG

/s/ Howard Ginsburg         Director                         September 24, 2003
------------------------
HOWARD GINSBURG

/s/ Norman Axelrod          Director                         September 24, 2003
------------------------
NORMAN AXELROD

/s/ Martin Brody            Director                         September 24, 2003
------------------------
MARTIN BRODY

/s/ Richard Chestnov        Director                         September 24, 2003
------------------------
RICHARD CHESTNOV

/s/ Al Safer                Director                         September 24, 2003
------------------------
AL SAFER

/s/ Harold Schechter        Director                         September 24,2003
------------------------
HAROLD SCHECHTER

                         JACLYN, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                F-1

FINANCIAL STATEMENTS:

         Consolidated Balance Sheets - As of June 30, 2003 and 2002         F-2

         Consolidated Statements of Operations and Comprehensive
         Earnings (Loss) - For the years ended June 30, 2003, 2002
         and 2001                                                           F-3

         Consolidated Statements of Cash Flows - For the years ended
         June 30, 2003, 2002 and 2001                                 F-4 - F-5

         Consolidated Statements of Stockholders' Equity - For the
         years ended June 30, 2003, 2002 and 2001                           F-6

         Notes to Consolidated Financial Statements                   F-7 - F-28

FINANCIAL STATEMENT SCHEDULE:

         Valuation and Qualifying Accounts                                  F-29

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Jaclyn, Inc.
West New York, New Jersey


         We have audited the accompanying consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive earnings (loss), stockholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 2003. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jaclyn, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

         As discussed in Note I to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of July 1, 2001 to conform with Financial Accounting Standards Board Statement No. 142.



Deloitte & Touche LLP
September 24, 2003
New York, New York

JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND 2002
================================================================================

ASSETS                                                              2003          2002
                                                                -----------   -----------
CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                                       $    66,000   $    95,000

ACCOUNTS RECEIVABLE, LESS SALES RETURNS, SALES DISCOUNTS,
SALES ALLOWANCES & ALLOWANCE FOR DOUBTFUL ACCOUNTS:
2003, $2,692,000; 2002, $969,000                                 14,778,000    14,667,000

INVENTORIES                                                       9,665,000    11,395,000

PREPAID EXPENSES AND OTHER CURRENT ASSETS                         1,888,000     1,732,000

DEFERRED INCOME TAXES                                             1,079,000       862,000
                                                                -----------   -----------
    TOTAL CURRENT ASSETS                                         27,476,000    28,751,000

PROPERTY, PLANT AND EQUIPMENT - NET                               1,147,000     1,211,000

GOODWILL                                                          3,338,000     3,342,000

OTHER ASSETS                                                        150,000       309,000

DEFERRED INCOME TAXES                                               894,000     1,805,000
                                                                -----------   -----------
                                                                $33,005,000   $35,418,000
                                                                ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

NOTES PAYABLE - BANK                                            $ 3,975,000   $ 9,095,000

ACCOUNTS PAYABLE                                                  7,405,000     7,081,000

COMMISSIONS PAYABLE                                                 369,000       129,000

ACCRUED PAYROLL AND RELATED EXPENSES                                840,000       985,000

OTHER CURRENT LIABILITIES                                           940,000     1,714,000
                                                                -----------   -----------
    TOTAL CURRENT LIABILITIES                                    13,529,000    19,004,000
                                                                -----------   -----------
LONG TERM LIABILITIES                                             3,023,000        61,000
                                                                -----------   -----------
DEFERRED INCOME TAXES                                               233,000       529,000
                                                                -----------   -----------
COMMITMENTS & CONTINGENCIES - NOTE D

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, PAR VALUE $1: AUTHORIZED, 1,000,000  SHARES;
ISSUED AND OUTSTANDING, NONE                                             --            --


COMMON STOCK, PAR VALUE $1: AUTHORIZED, 5,000,000 SHARES;
ISSUED AND OUTSTANDING 2003 and 2002: 3,368,733 SHARES            3,369,000     3,369,000

ADDITIONAL PAID-IN CAPITAL                                       12,117,000    12,117,000

RETAINED EARNINGS                                                 8,258,000     7,575,000
                                                                -----------   -----------

                                                                 23,744,000    23,061,000

LESS: TREASURY STOCK AT COST (2003: 907,053 AND 2002:
807,342 SHARES)                                                   7,524,000     7,237,000
                                                                -----------   -----------

    TOTAL STOCKHOLDERS' EQUITY                                   16,220,000    15,824,000
                                                                -----------   -----------
                                                                $33,005,000   $35,418,000
                                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS (LOSS)
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
================================================================================

                                              2003             2002             2001
                                          -------------    -------------    -------------
Net sales                                 $ 108,960,000    $  81,031,000    $  79,570,000

Cost of goods sold                           83,506,000       62,083,000       61,575,000
                                          -------------    -------------    -------------
Gross profit                                 25,454,000       18,948,000       17,995,000
                                          -------------    -------------    -------------
Shipping, selling and administrative
expenses                                     23,631,000       19,823,000       17,748,000

Interest expense                                546,000          293,000          234,000

Interest income                                  (5,000)          (3,000)        (109,000)

Other income                                    (11,000)         (11,000)         (34,000)
                                          -------------    -------------    -------------
EARNINGS (LOSS) BEFORE INCOME TAXES           1,293,000       (1,154,000)         156,000

PROVISION (BENEFIT) FOR INCOME TAXES            610,000         (415,000)          56,000
                                          -------------    -------------    -------------

NET EARNINGS (LOSS)                       $     683,000    $    (739,000)   $     100,000

Other comprehensive income, net of tax:

Unrealized holding loss on securities
arising during period                                --               --           (5,000)
                                          -------------    -------------    -------------

NET COMPREHENSIVE EARNINGS (LOSS)         $     683,000    $    (739,000)   $      95,000
                                          =============    =============    =============

NET EARNINGS (LOSS) PER COMMON SHARE
- BASIC                                   $         .27    $        (.29)   $         .04
                                          -------------    -------------    -------------

Weighted average number of shares
outstanding - basic                           2,521,000        2,561,000        2,644,000
                                          -------------    -------------    -------------

NET EARNINGS (LOSS) PER COMMON SHARE
- DILUTED                                 $         .27    $        (.29)   $         .04
                                          -------------    -------------    -------------

Weighted average number of shares
outstanding - diluted                         2,547,000        2,561,000        2,644,000
                                          -------------    -------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.

JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
================================================================================

                                                          2003           2002           2001
                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                    $   683,000    $  (739,000)   $   100,000

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

     Depreciation and amortization                         364,000        341,000        295,000

     Deferred income taxes                                 398,000       (463,000)        (3,000)

     Provision for doubtful accounts                         5,000        123,000         (5,000)

     Fair Value Adjustment - Topsville acquisition              --      1,289,000             --

     Amortization of goodwill                                   --             --        112,000

Changes in assets and liabilities:

     (Increase) decrease in accounts receivable           (116,000)    (5,837,000)       746,000

     Decrease (increase) in inventories                  1,730,000       (230,000)      (865,000)

     (Increase) decrease in prepaid expenses and
     other current assets                                 (156,000)      (833,000)      (208,000)

     Decrease (increase) in other assets                   163,000        (73,000)         9,000

     Increase (decrease) in accounts payable and
     other current liabilities                             745,000      2,853,000     (2,115,000)
                                                       -----------    -----------    -----------

Net cash provided by (used in) operating activities      3,816,000     (3,569,000)    (1,934,000)
                                                       -----------    -----------    -----------

JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
================================================================================

                                                              2003           2002           2001
                                                           -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and equipment                       (300,000)       (89,000)      (388,000)

    Acquisition cost                                                --     (2,153,000)      (400,000)

    Purchases of securities available for sale                      --             --       (816,000)

    Proceeds from sales of securities available for sale            --             --      2,443,000
                                                           -----------    -----------    -----------

Net cash (used in) provided by investing activities           (300,000)    (2,242,000)       839,000
                                                           -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

    (Decrease) increase in notes payable - bank             (5,120,000)     6,540,000      1,285,000

    Proceeds from mortgage loan                              3,023,000             --             --

    Payment of long-term debt                                  (61,000)            --             --

    Payment of acquisition notes                            (1,100,000)      (700,000)       (50,000)

    Repurchase of common stock                                (287,000)            --       (389,000)
                                                           -----------    -----------    -----------

Net cash (used in) provided by financing activities         (3,545,000)     5,840,000        846,000
                                                           -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (29,000)        29,000       (249,000)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                           95,000         66,000        315,000
                                                           -----------    -----------    -----------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                            $    66,000    $    95,000    $    66,000
                                                           -----------    -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                               $   564,000    $   276,000    $   241,000
                                                           -----------    -----------    -----------

    Income taxes                                           $   148,000    $   322,000    $   284,000
                                                           -----------    -----------    -----------

The accompanying notes are an integral part of these consolidated financial
statements.                                                      (Concluded)

JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2003, 2002, AND 2001
================================================================================

                                        COMMON STOCK          Additional   Accumulated                         TREASURY STOCK
                                  -------------------------     Paid-in   Comprehensive     Retained      -------------------------
                                    Shares        Amount        Capital       Income        Earnings        Shares         Amount
                                  -----------   -----------   -----------   -----------    -----------    -----------   -----------
BALANCE, JUNE 30, 2000              3,368,733   $ 3,369,000   $12,117,000   $     5,000    $ 8,214,000        677,342   $ 6,848,000

Unrealized loss on securities
available for sale at July 1, 2000         --            --            --        (5,000)            --             --            --

Net earnings                               --            --            --            --        100,000             --            --


Repurchase of Common Stock                 --            --            --            --             --        130,000       389,000
                                  -----------   -----------   -----------   -----------    -----------    -----------   -----------

BALANCE, JUNE 30, 2001              3,368,733     3,369,000    12,117,000            --      8,314,000        807,342     7,237,000

Net loss                                                                             --       (739,000)            --            --
                                  -----------   -----------   -----------   -----------    -----------    -----------   -----------

BALANCE, JUNE 30, 2002              3,368,733     3,369,000    12,117,000            --      7,575,000        807,342     7,237,000

Net earnings                               --            --            --            --        683,000             --            --

Repurchase of Common Stock                 --            --            --            --             --         99,711       287,000
                                  -----------   -----------   -----------   -----------    -----------    -----------   -----------

BALANCE, JUNE 30, 2003              3,368,733   $ 3,369,000   $12,117,000   $        --    $ 8,258,000        907,053   $ 7,524,000
                                  ===========   ===========   ===========   ===========    ===========    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

JACLYN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America also requires management to make estimates and assumptions that affect the disclosures of contingent assets and liabilities at the date of the financial statements. Significant estimates include inventory provision, sales returns, allowance for doubtful accounts, allowance for sales discounts, goodwill and lives of finite-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash in excess of daily requirements is invested in certificates of deposits and money market funds with original maturities of three months or less. Such investments are presented as cash equivalents.

Fair Value of Financial Instruments
The carrying amount of cash, accounts receivable, accounts and notes payable and accrued expenses are assumed to approximate fair value due to their short maturities. The carrying value of the bank loan, which bears interest at a variable rate, approximates fair value. The carrying value of the mortgage loan approximates fair value based upon the relatively small change in interest rates since inception of the mortgage.

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


Buildings                       25 to 40 years

Machinery and equipment         5 years

Furniture and fixtures          5 years

Leasehold improvements          Lesser of life of the asset or life of the lease

Automobiles and trucks          3 to 5 years


Trademarks
Trademarks, included in other assets, are being amortized on a straight-line basis over periods not exceeding 10 years.

Impairment of Finite-Lived Assets
The Company evaluates finite-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived assets. This statement supersedes SFAS No. 121, Accounting for Impairment of Long-lived Assets and for finite-lived Assets to Be Disposed of. Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized. Management believes at this time, that carrying values are not impaired and useful lives continue to be appropriate

Goodwill
The Company adopted SFAS No. 142, "Goodwill and Other Intangible Asset" effective July 1, 2001, which changes the accounting for goodwill from an amortization method to an "impairment only" approach. Under SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment annually or more frequently if certain indicators arise. Management believes at this time, based on the valuation process undertaken, that the carrying value continues to be appropriate.

Stock-Based Compensation
The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the Consolidated Financial Statements with respect to option grants. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation, as amended by Financial Accounting Standards Board Statement No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No.123. See Note F to the Company's Consolidated Financial Statements. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net earnings (loss) would have been:

                                                           June 30,
                                           ----------------------------------------
                                               2003          2002           2001
                                           -----------   -----------    -----------
Net earnings (loss)
  As reported                              $   683,000   $  (739,000)   $   100,000
  Deduct:  Total stock based employee
   compensation expense determined under
   fair value based method, net of taxes       150,000            --         222000
  Pro forma Net Earnings (Loss)                533,000      (739,000)      (122,000)
Basic net earnings (loss) per share:
  As reported                              $       .27   $      (.29)   $       .04
  Pro forma                                $       .21   $      (.29)   $      (.05)
Diluted net earnings (loss) per share:
  As reported                              $       .27   $      (.29)   $       .04
  Pro forma                                $       .21   $      (.29)   $      (.05)

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 2003 and 2001: risk-free interest rate of 4.75% and 4.2, expected life of 10 years; expected volatility of 43%; and 177%; dividend yield of 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

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

Shipping and Handling Costs
Included in Shipping, Selling and Administrative expenses are all shipping and handling costs incurred by the Company. Included in revenues are all amounts billed to a customer in a sale transaction related to shipping and handling. Shipping and handling reimbursements included in revenue amounted to approximately $7,000, $24,000 and $20,000 for the years ended June 30, 2003, 2002, and 2001, respectively.

Segment Reporting
The Company operates in a single operating segment - the manufacture of apparel, women's handbags and related accessories. Revenues from customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three years was as follows:


                                              Year ended June 30,
                                       ------------------------------

         Product Category              2003         2002         2001
         ----------------              ----         ----         ----

         Apparel                         78%          60%          54%

         Handbags                        22%          40%          46%
                                       ----         ----         ----

                                        100%         100%         100%
                                       ----         ----         ----

During the years ended June 30, 2003, 2002 and 2001, sales revenues derived from one customer were 36%, 19% and 17%, respectively. Sales to a second customer were 12%, 11% and 15%, and to a third customer were 8%, 10% and 12%, respectively. The loss of any one of these customers would have a material adverse effect on the Company's operations.

The Company relies on suppliers to purchase a variety of raw materials. The Company had one supplier who in the aggregate constituted 44% of the Company's purchases for the year ended June 30, 2003. The loss of this supplier would not have a material adverse effect on the Company's operations since there are alternative suppliers available.

Recently Issued Accounting Standards
In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), replacing Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had, and is not expected to have, a material impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirement is effective for our fiscal year ended June 30, 2003. The Company has evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows for the year ended June 30, 2003. The Company has not provided any financial guarantees as of June 30, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123") to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 31, 2002. The Company will continue to account for stock-based equity compensation using the intrinsic value method of APB Opinion 25. The Company is required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the year ended June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), -- Consolidation of Variable Interest Entities -- with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the accounting provisions of the interpretations and there was no material impact on its financial condition, results of operations or cash flows, since the Company is not the primary beneficiary of any variable interest entity.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the impact of adopting this statement on its consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although we are still in the process of reviewing the new statement, the Company believes this statement will have no material impact on its consolidated financial statements.

Reclassifications
Certain items in prior years have been reclassified for comparative purposes.

NOTE B - INVENTORIES

Inventories consist of the following:

                                                     June 30,
                                          -----------------------------
                                             2003              2002
                                          -----------       -----------
         Raw material                     $ 3,874,000       $ 4,816,000

         Work in process                    1,506,000         1,482,000

         Finished goods                     4,285,000         5,097,000
                                          -----------       -----------
                                          $ 9,665,000       $11,395,000
                                          ===========       ===========


NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                                 June 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
         Land                                            $  162,000   $  162,000

         Buildings                                        1,181,000    1,181,000

         Machinery and equipment                          1,183,000    2,117,000

         Furniture and fixtures                             317,000      444,000

         Leasehold improvements                           1,127,000    1,054,000

         Automobiles and trucks                              94,000       97,000
                                                         ----------   ----------
                                                          4,064,000    5,055,000


         Less: accumulated depreciation and
         amortization                                     2,917,000    3,844,000
                                                         ----------   ----------

                                                         $1,147,000   $1,211,000
                                                         ==========   ==========

Depreciation expense of $364,000, $341,000 and $295,000 was recorded during the years ended June 30, 2003, 2002 and 2001, respectively

NOTE D - COMMITMENTS & CONTINGENCIES

The Company leases office facilities under non-cancelable leases that expire in various years through the year 2009.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:


                  Year Ended              Office and Showroom
                   June 30,                   Facilities

                     2004                      $717,000

                     2005                       553,000

                     2006                       498,000

                     2007                       483,000

                     2008                       340,000

                  After 2008                    154,000


Rental expense, including real estate taxes, for all operating leases, totaled $969,000, $669,000, and $448,000 for the years ended June 30, 2003, 2002 and
2001, respectively.


The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which agreements expire in various years through 2007. Aggregate minimum commitments by fiscal year are as follows:


                    Year Ended               Minium
                      June 30,             Commitments

                        2004                $ 351,000

                        2005                  154,000

                        2006                  175,000

                        2007                  200,000

Various legal proceedings, in the form of lawsuits and claims, which occur in the normal course of business are pending against the Company and its subsidiaries. In the opinion of management, disposition of these matters is not expected to materially affect the Company's financial position, cash flows or results of operations.

The Company has not provided any financial guarantees as of June 30, 2003

NOTE E - CREDIT FACILITIES

On December 23, 2002 the Company entered into a line of credit agreement with a new bank. The new credit facility, which expires December 1, 2004, provides for short-term loans and the issuance of letters of credit in an aggregate amount not exceeding $32,000,000. Based on a borrowing formula, the Company may borrow up to $22,000,000 in short-term loans and up to $32,000,000 including letters of credit. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth of $11,000,000 through June 30, 2003 and $12,000,000 through June 30, 2004. As of June 30, 2003, borrowing on the short-term line of credit was $3,975,000, and the Company had $3,658,000 of additional availability (based on the borrowing formula) under its credit facility. At June 30, 2003, the Company was contingently obligated on open letters of credit for approximately $19,927,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at June 30, 2003 was 4.00%.

During fiscal 2003, the average amount outstanding under the short-term line was $7,657,000 with a weighted average interest rate of 4.16%. During 2002, the average amount outstanding under the short-term line was $6,235,000 with a weighted average interest rate of 4.75%. The maximum amount outstanding during fiscal 2003 and fiscal 2002 was $18,000,000 and $10,000,000, respectively.

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

NOTE F - STOCK OPTIONS

The Company maintains a Stock Option Plan (the "Plan") for key employees and consultants of the Company. The plan provides for the grant of incentive stock options and non-qualified stock options to purchase up to 300,000 shares of common stock. Under the Plan, the Board of Directors determines the per share option price which, in the case of incentive stock options, may not be less than the fair market value of the stock on the date of the grant, or 110% of the fair market value for individuals who own or are deemed to own more than 10% of the combined voting power of all classes of stock of the Company. Options, which may be granted to November 2010, are exercisable as determined by the Board of Directors.

Stock option transactions are summarized below:


                                         2003                           2002                          2001
                              ------------------------------------------------------------------------------------------
                                               Weighted                        Weighted                      Weighted
                                                Average                         Average                       Average
                                 Shares      Exercise Price     Shares       Exercise Price    Shares      Exercise Price
                              ------------------------------------------------------------------------------------------
Outstanding -
  beginning of year              412,161         $ 3.53         422,161         $ 3.99         347,661         $ 4.09

Granted                          203,000           1.75              --             --         150,500           2.74

Forfeited                        (14,000)          2.86         (10,000)          4.06         (76,000)          4.45
                              ------------------------------------------------------------------------------------------
Outstanding and
  exercisable - end
  of year                        601,161         $ 2.95         412,161         $ 3.53         422,161         $ 3.99

Weighted-average fair
  value of options
  granted during the year                        $ 1.75                         $   --                         $ 2.74
                              ------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at June 30, 2003:

                             Options Outstanding and Exercisable
  -----------------------------------------------------------------------------------------

                                                        Weighted
  Range of Exercise     Number Outstanding at      Average Remaining       Weighted Average
       Prices               June 30, 2003        Contractual Life (Yrs)     Exercise Price
  -----------------     ---------------------    ----------------------    ----------------
  $1.65 to $2.10                201,000                    8.32                  $ 1.75

  $2.25 to $2.89                295,500                    5.49                  $ 2.55

  $4.06 to $4.13                 72,500                    2.60                  $ 4.08

  $5.13                           4,000                    3.43                  $ 5.13

  $12.38                         28,161                    0.47                  $12.38
                            -----------

  Totals                        601,161
                            ===========


NOTE G - PREFERRED STOCK

The Board of Directors of the Company has authority (without action by the stockholders) to issue the authorized and unissued preferred stock in one or more series and, within certain limitations, to determine the voting rights, preference as to dividends and in liquidation, conversion and other rights of each such series. No shares of preferred stock have been issued.

NOTE H - INCOME TAXES

The components of the Company's tax provision (benefit) are as follows:


                                             June 30,
                           --------------------------------------------

                               2003            2002            2001
                           ------------    ------------    ------------
Current:
    Federal                $    (11,000)   $         --    $         --
    State and Local             195,000          32,000          17,000
Foreign                          26,000          16,000          42,000
                           ------------    ------------    ------------
                                210,000          48,000          59,000
Deferred:
Federal and State               400,000        (463,000)         (3,000)
                           ------------    ------------    ------------
Provision (benefit)        $    610,000    $   (415,000)   $     56,000
                           ------------    ------------    ------------

Reconciliation between the provision for income taxes computed by applying the federal statutory rate to income before income taxes and the actual provision for income taxes is as follows:


June 30,                                                    2003        2002         2001
                                                          --------    --------     --------
Provision (benefit) for income taxes at statutory rate        34.0%      (34.0)%       34.0%

State and local income taxes net of federal tax benefit        5.7        (3.0)         5.0

Foreign tax credits                                            4.7          --           --

Tax exempt interest                                             --          --         (8.0)

Other                                                          2.9         1.0          5.0
                                                          --------    --------     --------

Effective tax rate percent                                    47.3%       36.0%        36.0%
                                                          --------    --------     --------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The income tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of June 30, 2003 and 2002 are as follows:

June 30,                                2003                      2002
                               -----------------------   -----------------------

                                 Assets    Liabilities     Assets    Liabilities
                               ----------  -----------   ----------  -----------

Depreciation
and amortization               $       --   $  159,000   $       --   $  427,000

Leases                                 --       74,000           --      102,000

Foreign taxes                     669,000           --      370,000           --

Inventory                         743,000           --      564,000           --

Bad debt, sales allowances and
other reserves                    111,000           --      133,000           --

NOL and tax credit
carryforwards                          --           --    1,270,000           --

Other                             449,000           --      330,000           --
                               ----------   ----------   ----------   ----------

                               $1,972,000   $  233,000   $2,667,000   $  529,000
                               ----------   ----------   ----------   ----------


NOTE I - ACQUISITIONS

On January 2002, the Company acquired all of the issued and outstanding stock of Topsville, Inc., a New York City based manufacturer and distributor of private label infants' and children's clothing. The tangible and intangible assets acquired include, among other things, finished goods, work-in-process and raw material inventory, customer orders, trade names, office leases in New York City and Hong Kong, an office/warehouse facility in Florida, and office equipment, furniture and fixtures. The Company used its line of bank credit other working capital to pay for a portion of the purchase price at closing.

The aggregate purchase price for the acquisition was $3,246,000, of which $1,746,000 was paid at the closing of the transaction and the remainder of which was paid during the fifteen-month period after closing. At June 30, 2003 the entire obligation under the purchase agreement had been paid.

The following table sets forth the excess of purchase price over book value:


     Cash paid for 100% of stock in Topsville, Inc.                 $ 1,746,000

     Deferred portion of purchase price                               1,500,000

     Purchase price                                                   3,246,000

     Transaction expenses                                               407,433

     Historical book value of net assets acquired, primarily
     inventory, adjusted for assets and liabilities not assumed      (1,146,000)
                                                                    -----------

     Excess of purchase price over historical book value of
     assets acquired                                                $ 2,507,433
                                                                    -----------

The excess of purchase price over net book value of assets acquired totaling $2,507,433 was allocated to the tangible and intangible assets in accordance with SFAS No. 141 "Business Combinations." The following table reflects the excess purchase price allocated to tangible and intangible assets based on their fair values:


     Adjust inventories to fair value                          $   388,830

     Order backlog                                                 972,990

     Adjust property & equipment to fair value                      16,134

     Trademarks & patents                                          100,000

     Goodwill                                                    1,561,542

     Changes in tax effect of the above adjustments
            (except goodwill)                                     (532,063)
                                                               -----------

                                                               $ 2,507,433
                                                               -----------

The Company recorded a pre-tax charge to earnings of $1,289,000 ($389,000 to cost of goods sold and $900,000 to amortization expense within selling and administrative expenses) for the year ended June 30, 2002. These charges primarily represent, the allocation of a portion of the purchase price to fair value the inventory and to assign a value to those open orders (backlog) purchased from Topsville, Inc. which have been shipped from the date of acquisition to June 30, 2002. The remaining $79,000 of backlog allocated to open orders acquired with the acquisition was charged to earnings during the first quarter of fiscal year 2003.

Other intangibles totaling $174,000, included in "Other Assets", consist of amounts allocated to trade names, patents and backlog relating to the acquisition of Topsville, Inc. The Company incurred $89,000 of amortization expense in 2003. Additional amortization expense of $10,000 will be incurred through 2011.

Assuming the acquisition was acquired on July 1, 2000, the pro forma results would have been as follows (in thousands, except per share amounts) (unaudited):


                                                       Year Ended June 30,
                                                --------------------------------
                                                  2003        2002        2001
                                                --------    --------    --------

Total revenues                                  $108,960    $111,474    $104,940

Net income                                      $    683    $    385    $    383

Basic and diluted earnings per share            $    .27    $    .15    $    .14

The changes in the carrying amount of goodwill during the year ended June 30, 2003 and 2002, are as follows:



                                                      2003              2002
                                                   -----------       -----------

Balance as of beginning of year                    $ 3,342,000       $ 1,781,000

Goodwill acquired during the period                         --         1,561,000

Goodwill adjusted during the period                     (4,000)               --
                                                   -----------       -----------

                                                   $ 3,338,000       $ 3,342,000
                                                   -----------       -----------

On January 19, 2001, the Company completed the acquisition of certain assets of
I. Appel Corporation, which manufactures and distributes robes, dusters and loungewear to department stores. The aggregate purchase price for the acquisition was approximately $700,000 for goodwill, certain tangible fixed assets and including $100,000 in acquisition costs. A total of $400,000 was paid during the year ended June 30, 2001 with the remainder to be paid in quarterly instalments through October 2002. These amounts were paid from current working capital. The proforma impact of the acquisition on the Company's operations for fiscal 2001 was not significant.

Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net earnings (loss) and earnings (loss) per share would have been as follows (in thousands, except per share amounts):

                                                       Year Ended
                                        ----------------------------------------
                                                        June 30,
                                        ----------------------------------------
                                            2003          2002           2001
                                        -----------   -----------    -----------

Net earnings (loss)                     $   683,000   $  (739,000)   $   100,000

Goodwill amortization (net of taxes)             --            --         79,000
                                        -----------   -----------    -----------

Adjusted net earnings (loss)            $   683,000   $  (739,000)   $   179,000
                                        -----------   -----------    -----------

Basic and diluted:

Earnings (loss) per share               $       .27   ($      .29)   $       .04

Goodwill amortization (net of taxes)             --            --            .03
                                        -----------   -----------    -----------

Adjusted net earnings (loss) per share  $       .27   ($      .29)   $       .07
                                        -----------   -----------    -----------

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


Fiscal Year Ended June 30,                              2003           2002
                                                    -----------    -----------
CHANGE IN BENEFIT OBLIGATION:

   Net benefit obligation at beginning of year      $ 4,442,000    $ 3,731,000

   Service cost                                         311,000        288,000

   Interest cost                                        260,000        247,000

   Actuarial loss                                       424,000        278,000

   Gross benefits paid                                 (702,000)      (102,000)
                                                    -----------    -----------

   Net benefit obligation at end of year            $ 4,735,000    $ 4,442,000
                                                    -----------    -----------



CHANGE IN PLAN ASSETS:

   Fair value of plan assets at beginning of year   $ 4,379,000    $ 3,450,000

   Employer contributions                               573,000        871,000

   Gross benefits paid                                 (702,000)      (102,000)

   Actual return on plan assets                         324,000        160,000

   Fair value of plan assets at end of year           4,574,000      4,379,000

   Funded status at end of year                        (160,000)       (63,000)

   Unrecognized net actuarial loss                    1,399,000      1,125,000

   Unrecognized transition amount                       (48,000)       (87,000)

   Unrecognized prior service cost                        1,000          2,000
                                                    -----------    -----------

   Prepaid benefit costs                            $ 1,192,000    $   977,000
                                                    ===========    ===========

Pension expenses includes the following components:

Fiscal Year Ended June 30,                  2003          2002          2001
                                         ----------    ----------    ----------
COMPONENTS OF NET PERIODIC BENEFIT COST:

   Service cost                          $  311,000    $  288,000    $  264,000

   Interest cost                            260,000       247,000       216,000

   Expected return on assets               (259,000)     (249,000)     (208,000)

   Amortization of prior service cost         1,000         1,000         1,000

   Amortization of transition assets        (39,000)      (39,000)      (39,000)

   Amortization of actuarial loss            85,000        54,000        45,000
                                         ----------    ----------    ----------

   Net periodic cost                     $  359,000    $  302,000    $  279,000
                                         ----------    ----------    ----------

 Assumptions used in determining the net periodic cost:


June 30,                                             2003      2002      2001
                                                     ----      ----      ----
Discount rate                                        5.75%     6.25%     6.50%

Rate of increase in compensation levels              3.00%     3.00%     3.00%

Expected long-term rate of return on assets          6.00%     6.50%     7.00%


The Defined Benefit Pension Plan assets include 22,654 shares of the Company's common stock with a market value of approximately $57,000 and $41,000 at June 30, 2003 and 2002, respectively.

The Company maintains a non-contributory Employee Stock Ownership Plan (the "ESOP") and Trust, for its employees who are not covered by a collective bargaining agreement. Contributions to the ESOP are at the discretion of the

Company's Board of Directors. There was no ESOP expense for the years ended June 30, 2003, 2002 and 2001.

Vesting occurs after five years of service. However, if the ESOP is deemed "top-heavy", vesting will occur at the rate of 20% per year after the completion of the second year of service.

The Company has a 401-K savings plan for the benefit of its Topsville, Inc. employees, which existed prior to the Company's acquisition of Topsville. No contributions by the Company were made during fiscal 2003.

NOTE K - NET EARNINGS (LOSS) PER SHARE

The Company's calculation of Basic and Diluted Net Earnings (Loss) Per Share are as follows (in thousands, except per share amounts) :

                                                          Year Ended June 30,
                                               ----------------------------------------
                                                  2003          2002           2001
                                               -----------   -----------    -----------
Basic Net Earnings (Loss) Per Share:

Net Earnings (Loss)                            $   683,000   $  (739,000)   $   100,000
                                               -----------   -----------    -----------

Basic Weighted Average Shares Outstanding        2,521,000     2,561,000      2,610,000
                                               -----------   -----------    -----------

Basic Net (Loss) Earnings Per Common Share     $       .27   $      (.29)   $       .04



Diluted Net Earnings (Loss) Per Share:

Net Earnings (Loss)                            $   683,000   $  (739,000)   $   100,000
                                               -----------   -----------    -----------

Basic Weighted Average Shares Outstanding        2,521,000     2,561,000      2,610,000

Add: Dilutive Options                               26,000           (a)         34,000
                                               -----------   -----------    -----------

Diluted Weighted Average Shares Outstanding      2,547,000     2,561,000      2,644,000
                                               -----------   -----------    -----------

Diluted Net (Loss) Earnings Per Common Share   $       .27   $      (.29)   $       .04
                                               -----------   -----------    -----------

(a): Options are not considered part of the diluted weighted average share calculation where there is a loss for the period, since they would be anti-dilutive.

Options to purchase 256,000 and 344,000 common shares were outstanding as of June 30, 2003 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

NOTE L - REPURCHASE OF SHARES FOR TREASURY

The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company is financing these repurchases from its own funds from operations and/or from its bank credit facility. As of June 30, 2003, the Company purchased 99,700 shares of its Common Stock at a cost of approximately $287,000.

NOTE M - UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data, in thousands of dollars except for per share amounts, for the fiscal years ended June 30, 2003, and 2002 are as follows:

                                                           Three Months Ended
                                       -----------------------------------------------------------
                                         June 30,        March 31,     December 31,   September 30,
                                           2003            2003            2002           2002
                                       ------------    ------------    ------------   ------------
Net sales                              $ 22,510,000    $ 20,816,000    $ 35,689,000   $ 29,945,000
Gross profit                              5,259,000       5,400,000       8,313,000      6,482,000
Net earnings (loss)                        (209,000)       (213,000)        799,000        306,000
Net earnings (loss) per common share
- basic and diluted                    $       (.06)   $       (.09)   $        .30   $        .12

In the fourth quarter of fiscal 2003, the Company recorded tax expense of $61,000 relating to foreign tax credits that expired prior to the Company's ability to realize such asset.


                                                           Three Months Ended
                                       -----------------------------------------------------------
                                         June 30,        March 31,     December 31,   September 30,
                                           2002            2002            2001           2001
                                       ------------    ------------    ------------   ------------
Net sales                              $ 25,133,000    $ 22,020,000    $ 15,658,000    $ 18,220,000
Gross profit                              5,845,000       4,832,000       3,705,000       4,566,000
Net (loss) earnings - See Note below       (171,000)       (505,000)       (116,000)         53,000
Net (loss) earnings per common share
- basic and diluted - See Note below   $       (.07)   $       (.20)   $       (.04)   $        .02

The periods ended June 30, 2002 and March 31, 2002 include charges of $307 and $518 ($.12 and $.20 per share, respectively) for the amortization of open order backlog and an adjustment to fair value in connection with the Topsville acquisition.

JACLYN INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
================================================================================

            Column                             Column       Column         Column         Column
              A                                  B            C               D              E


                                             Balance at     Charged
                                            beginning of  to costs and                  Balance at end
Description                                    period       expenses      Deductions     of period
Fiscal Year ended June 30, 2003

Allowance for doubtful accounts             $   160,000    $   39,000   ($    34,000)      $   165,000

Allowance for sales discounts, returns and
allowances                                  $   809,000    $6,309,000   ($ 4,591,000)      $ 2,527,000

Fiscal Year ended June 30, 2002

Allowance for doubtful accounts             $    37,000   $   108,000    $    15,000(1)    $   160,000

Allowance for sales discounts, returns and
allowances                                  $   928,000    $2,372,000   ($ 2,491,000)      $   809,000

Fiscal Year ended June 30, 2001

Allowance for doubtful accounts             $    42,000   ($   16,000)   $    11,000(1)    $    37,000

Allowance for sales discounts, returns and
allowances                                  $   693,000    $3,222,000   ($ 2,987,000)      $   928,000

(1) Collection of amounts previously written off.

             ======================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------




                                    EXHIBITS
                                       to
                           ANNUAL REPORT ON FORM 10-K
                               FOR THE FISCAL YEAR
                               ENDED JUNE 30, 2003



                    ----------------------------------------



                                  JACLYN, INC.



             ======================================================

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

    4(a) Promissory Note of the Registrant dated August 14, 2002 payable to the order of Hudson United Bank ("HUB") in the principal amount of $3,250,000 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  2002).

    4(b) Mortgage, Security Agreement and Financing Statement dated August 14, 2002 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(b) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  2002).

    4(c) Revolving Loan Agreement dated December 23, 2002 between the Registrant and HUB.

    10(a)         Incentive Stock Option Plan of the Registrant
                  (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1988).

    10(b) 1984 Employee Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1989).*

    10(c) 1990 Stock Option Plan of the Registrant, as amended (incorporated herein by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1991).*

    10(d) Second Amended and Restated Stockholders' Agreement dated May 12, 2003 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 9 to the Schedule 13D dated May 15, 2003 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

    10(e) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1988).*

    10(f) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1999).

    10(g) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1999).

    10(h) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1999).

    10(i) 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).*

    10(j) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

    10(k) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Richard Chestnov (incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

    10(l) Non-Qualified Stock Option Contract dated August 19, 1997 between the Registrant and Al Safer (incorporated by reference to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

    10(m) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

    10(n) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Richard Chestnov (incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

    10(o) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Albert Safer (incorporated by reference to Exhibit 10(u) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

    10(p) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, for the fiscal year ended June 30,
                  1998).*

    10(q) Purchase and Sale Agreement dated January 11, 1999 between Banner Industries of New York, Inc. and Jaclyn, Inc.(incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, dated January 26, 1999).

    10(r) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(x) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

    10(s) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(y) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  2000).

    10(t) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(z) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  2000).

    10(u) Non-Qualified Stock Option Contract dated June 12, 2000, between the Registrant and Norman Axelrod (incorporated herein by reference to Exhibit 10(aa) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  2000).

    10(v) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1999).

    10(w) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1999).

    10(x) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1999).

    10(y) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

    10(z) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(cc) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1999).

    10(aa) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(dd) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1999).

    10(bb) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Norman Axelrod (incorporated herein by reference to Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1999).

    10(cc) Purchase and Sale Agreement dated January 10, 2002 between Mark Nitzberg and the Registrant
                  (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

    10(dd) Consulting Agreement dated January 10, 2002 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

    10(ee) Payment and Indemnification Agreement dated January 10, 2002 by and among Capital Factors, Inc., Topsville, Inc., Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

    10(ff) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Richard Chestnov.

    10(gg) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Albert Safer.

    10(hh) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Martin Brody.

    10(ii) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Norman Axelrod.

    10(jj) Non-Qualified Stock Option Contract dated March 19, 2003, between the Registrant and Harold Schechter.

    21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's
                  Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2002).

    31(a) Rule 13a-14(a) Certification of Robert Chestnov, President and Chief Executive Officer of the
                  Company.

    31(b) Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.

    32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

--------------------
*Management contract or compensatory plan or arrangement