Form 10-Q
period 2003-09-30
JACLYN INC
filed 2003-11-13
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2003
                                        ------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at November 1, 2003
------------------------------------             -------------------------------
Common Stock, par value $1 per share                        2,552,132

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX



Part I.  Financial Information


Item 1
         Condensed Consolidated Balance Sheets -
            September 30, 2003 (unaudited) and June 30, 2003
            (derived from audited financial statements)                      3

         Condensed Consolidated Statements of Earnings - Three
            Months Ended September 30, 2003 and 2002 (unaudited)             4

         Condensed Consolidated Statements of Cash Flows - Three
            Months Ended September 30, 2003 and 2002 (unaudited)             5

         Notes to Condensed Consolidated Unaudited Financial Statements      6


Item 2
         Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       11

Item 3
         Quantitative and Qualitative Disclosures about Market Risk         19


Item 4   Controls and Procedures                                            19


Part II. Other Information:

Item 2
         Changes in Securities and Use of Proceeds                          20

Item 6
         Exhibits and reports on Form 8-K                                   20

         Signatures                                                         21

                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                     September 30,    June 30,
                                                         2003           2003
                                                      (Unaudited)    (See below)
                                                     ------------   ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                            $        319   $         66
Accounts receivable, net                                   19,917         14,778
Inventory                                                  19,643          9,665
Prepaid expenses and other current assets                   2,944          2,967
                                                     ------------   ------------

TOTAL CURRENT ASSETS                                       42,823         27,476
                                                     ------------   ------------
PROPERTY PLANT AND EQUIPMENT, NET                           1,090          1,147
GOODWILL                                                    3,338          3,338
OTHER ASSETS                                                1,040          1,044
                                                     ------------   ------------
TOTAL ASSETS                                         $     48,291   $     33,005
                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - bank                                 $     19,025   $      3,975
Accounts payable                                            6,883          7,405
Other current liabilities                                   2,521          2,149
                                                     ------------   ------------
TOTAL CURRENT LIABILITIES                                  28,429         13,529
                                                     ------------   ------------

MORTGAGE PAYABLE                                            2,989          3,023
OTHER LONG TERM LIABILITIES                                   233            233
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock                                                3,369          3,369
Additional paid-in capital                                 10,545         12,117
Retained earnings                                           8,616          8,258
                                                     ------------   ------------
                                                           22,530         23,744
Less:  Common shares in treasury at cost                    5,890          7,524
                                                     ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                 16,640         16,220
                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     48,291   $     33,005
                                                     ============   ============

The June 30, 2003 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)


                                                           Three Months Ended
                                                              September 30,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
Net sales                                                $   29,896   $   29,945
Cost of goods sold                                           22,306       23,463
                                                         ----------   ----------
Gross profit                                                  7,590        6,482
                                                         ----------   ----------

Shipping, selling and administrative expenses                 6,772        5,846
Interest expense                                                155          159
                                                         ----------   ----------
                                                              6,927        6,005
                                                         ----------   ----------
Earnings before income taxes                                    663          477
Provision for income taxes                                      305          171
                                                         ----------   ----------
Net earnings                                             $      358   $      306
                                                         ==========   ==========
Net earnings per common share - basic                    $      .14   $      .12
                                                         ==========   ==========
Weighted average number of shares outstanding - basic     2,531,000    2,561,000
                                                         ==========   ==========
Net earnings per common share - diluted                  $      .13   $      .12
                                                         ==========   ==========
Weighted average number of shares outstanding - diluted   2,708,000    2,587,000
                                                         ==========   ==========

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                    ------------------------
                                                                                       2003          2002
                                                                                    ----------    ----------
  Cash Flows From Operating Activities:
  Net Earnings                                                                      $      358    $      306
  Adjustments to reconcile net earnings to net cash used in operating activities:
  Depreciation and amortization                                                             93            95
  Changes in assets and liabilities:
     Increase in accounts receivable, net                                               (5,139)       (6,317)
     Increase in inventory                                                              (9,978)         (145)
     Decrease (increase) in prepaid expenses and other assets                               27          (312)
     Decrease in accounts payable and other current liabilities                           (150)       (1,950)
                                                                                    ----------    ----------
   Net cash used in operating activities                                               (14,789)       (8,323)
                                                                                    ----------    ----------

   Cash Flows From Investing Activities:
      Purchase of property and equipment                                                   (36)         (112)
                                                                                    ----------    ----------
   Net cash used in investing activities                                                   (36)         (112)
                                                                                    ----------    ----------

   Cash Flows From Financing Activities:
      Increase in loans payable - bank                                                  15,050         5,675
      (Payment of) proceeds from mortgage loan                                             (34)        3,240
      Repurchase of common stock                                                          (548)           --
      Exercise of stock options                                                            610            --
      Payment of acquisition notes                                                          --          (450)
                                                                                    ----------    ----------
Net cash provided by financing activities                                               15,078         8,465
                                                                                    ----------    ----------
Net Increase in Cash and Cash Equivalents                                                  253            30
Cash and Cash Equivalents, beginning of period                                              66            95
                                                                                    ----------    ----------
Cash and Cash Equivalents, end of period                                            $      319    $      125
                                                                                    ----------    ----------

Supplemental Information:
   Interest paid                                                                    $      131    $      152
                                                                                    ----------    ----------
   Taxes paid                                                                       $      570    $       67
                                                                                    ----------    ----------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated balance sheet as of September 30, 2003, the condensed consolidated statements of earnings and cash flows for the three month periods ended September 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 2003 Annual Report to Stockholders. The results of operations for the period ended September 30, 2003 are not necessarily indicative of operating results for the full fiscal year.

2.   Stock-Based Compensation

     The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the Consolidated Financial Statements with respect to option grants. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No.123." If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net earnings would have been (in thousands, except per share):

                                                                      Three Months Ended
-------------------------------------------------------------------------------------------
                                                                         September 30,
-------------------------------------------------------------------------------------------
                                                                       2003         2002
Net earnings
  As reported                                                       $      358   $      306
  Deduct: Total stock based employee compensation expense
  determined under fair value based method, net of taxes                    --          153
-------------------------------------------------------------------------------------------
  Pro forma Net Earnings                                            $      358   $      153
-------------------------------------------------------------------------------------------
Basic net earnings per share:
  As reported                                                       $      .14   $      .12
  Pro forma                                                         $      .14   $      .06
-------------------------------------------------------------------------------------------
Diluted net earnings per share:
  As reported                                                       $      .13   $      .12
  Pro forma                                                         $      .13   $      .06
-------------------------------------------------------------------------------------------

3.   Earnings Per Share:

     The Company's calculation of Basic and Diluted Net Earnings Per Common Share follows (in thousands, except share amounts):

                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                          2003           2002
                                                       ----------     ----------

Basic Net Earnings Per Common Share:

Net Earnings                                           $      358     $      306
                                                       ----------     ----------

Basic Weighted Average Shares Outstanding               2,531,000      2,561,000
                                                       ----------     ----------
Basic Net Earnings Per Common Share                    $      .14     $      .12
                                                       ----------     ----------


                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------
                                                          2003           2002
                                                       ----------     ----------

Diluted Net Earnings Per Common Share:

Net Earnings                                           $      358     $      306
                                                       ----------     ----------

Basic Weighted Average Shares Outstanding               2,531,000      2,561,000

Add: Dilutive Options                                     177,000         26,000
                                                       ----------     ----------
Diluted Weighted Average Shares Outstanding             2,708,000      2,587,000
                                                       ----------     ----------
Diluted Net Earnings Per Common Share                  $      .13     $      .12
                                                       ----------     ----------

     Options to purchase an additional 113,000 and 458,000 common shares at prices ranging from $4.06 to $12.38 per share, were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.


4.   Inventories:

     Inventories consist of the following components (in thousands):


                                         September 30, 2003      June 30, 2003
                                         ------------------   ------------------
Raw materials                            $            2,464   $            3,874
Work in process                                       1,421                1,506
Finished Goods                                       15,758                4,285
                                         ------------------   ------------------
                                         $           19,643   $            9,665
                                         ==================   ==================


5.   Repurchase of Common Stock

     The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. For the three-month period ended September 30, 2003, the Company purchased 21,500 shares of its Common Stock at a cost of approximately $62,000. As of September 30, 2003, the Company purchased a total of 121,200 shares of its Common Stock at a cost of approximately $349,000 in connection with the repurchase program.

     During the quarter ended September 30, 2003, certain officers of the Company exercised options to purchase 260,500 shares of the Company's Common Stock. As permitted by the applicable stock option plan and contracts governing the options, the officers tendered to the Company and the Company purchased in partial payment of the exercise price for 185,500 of these options, 144,200 mature shares of Common Stock at a market value of $467,208.

6.   Financing Agreements

     On December 23, 2002, the Company entered into a line of credit agreement with a new bank. This credit facility, which expires December 1, 2004, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $32,000,000. Based on a borrowing formula, the Company may borrow up to $22,000,000 in short-term loans and up to $32,000,000 including letters of credit. On October 23, 2003 the Company amended its line of credit agreement. The amended agreement provides for an increase in the aggregate amount of borrowing and letters of credit to $40,000,000 and an increase in direct borrowing of up to $25,000,000. The borrowing formula was also modified to allow for an additional amount of borrowing during the Company's peak borrowing season. The amended agreement also includes an extension of one year and now expires on December 1, 2005. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged, as noted below). The line of credit requires that the Company maintain a minimum tangible net worth of $11,000,000 through June 30, 2003 and $12,000,000 through June 30, 2004. As of
September 30, 2003, borrowing on the short-term line of credit was $19,025,000 (with peak borrowing of $21,550,000 during the first quarter), and the Company had $2,000,000 of additional availability (based on the borrowing formula) under the credit facility. At September 30, 2003, the Company was contingently obligated on open letters of credit for approximately $10,975,000. Interest on borrowings under the line of credit is at the bank's prime rate or at LIBOR plus 250 basis points, at the option of the Company. The bank's prime rate at September 30, 2003 was 4.00%.

     In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing.

Recently Issued Accounting Standards:

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows, since the Company is not the primary beneficiary of any variable interest entity.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. This pronouncement does not have a material impact on our consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. This statement has no material impact on our consolidated financial statements.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

The Company's accounting policies are more fully described in Note A to the June 30, 2003 consolidated financial statements, located in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2003. Management has identified certain critical accounting policies that are described below.

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

Finite Long-lived assets.

In the evaluation of the fair value and future benefits of finite-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related finite long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections change, the conclusion regarding impairment may differ from the current estimates.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $253,000 during the three-month period ended September 30, 2003 to $319,000 from $66,000 at June 30, 2003.

Net cash used in operating activities totaled $14,789,000, primarily from an increase in inventory levels totaling $9,978,000 in anticipation of higher second quarter shipping, and an increase in accounts receivable of $5,139,000 which reflects much higher shipping in September 2003 compared to June 2003. Funds provided by financing activities of $15,078,000 were mostly the result of $15,050,000 in borrowing from the Company's bank under its line of credit facility. These funds were used to finance the higher level of additional and seasonal business activity. In addition, the Company issued 263,500 shares of Common Stock from its treasury with an average cost of $2,182,000 in relation to the exercise of employee stock options for $610,000. A total of approximately $548,000 of funds were also used to purchase 170,425 shares of the Company's Common Stock which were delivered in payment to the Company of a portion of the exercise price of certain employee stock options, as well as shares purchased under the Company's stock repurchase program (discussed below), and shares purchased from employees who received distributions under the Company's Employee Stock Ownership Program. Net cash used in investing activities of $36,000 was for purchases of property and equipment.

On December 23, 2002, the Company entered into a line of credit agreement with a new bank. This credit facility, which expires December 1, 2004, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $32,000,000. Based on a borrowing formula, the Company may borrow up to $22,000,000 in short-term loans and up to $32,000,000 including letters of credit. On October 23, 2003 the Company amended its line of credit agreement. The amended agreement provides for an increase in the aggregate amount to $40,000,000 and an increase in direct borrowing of up to $25,000,000. The borrowing formula was also modified to allow for an additional amount of borrowing during the Company's peak borrowing season and extends the agreement one year to expire on December 1, 2005. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged, as noted below). The line of credit requires that the Company maintain a minimum tangible net worth of $11,000,000 through June 30, 2003 and $12,000,000 through June 30, 2004. As of
September 30, 2003, borrowing on the short-term line of credit was $19,025,000 ( with peak borrowing of $21,550,000 during the first quarter), and the Company had $2,000,000 of additional availability (based on the borrowing formula) under the credit facility. At September 30, 2003, the Company was contingently obligated on open letters of credit for approximately $10,975,000. Interest on borrowings under the line of credit is at the bank's prime rate, or at LIBOR plus 250 basis points, at the option of the Company. The bank's prime rate at September 30, 2003 was 4.00%.

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

There were no material commitments for capital expenditures at September 30, 2003.

The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. For the three-month period ended September 30, 2003, the Company purchased 21,500 shares of its Common Stock at a cost of approximately $62,000. As of September 30, 2003, the Company purchased a total of 121,200 shares of its Common Stock at a cost of approximately $349,000 in connection with the repurchase program.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of September 30, 2003:

                                               * * * * Payments Due by Period * * * *

Contractual Obligations            Total         1 Year       2-3 Years     4-5 Years  After 5 Years
Notes Payable                   $19,025,000   $19,025,000   $        --   $        --   $        --

Mortgage Payable                  3,124,000       135,000       303,000       348,000     2,338,000

Royalties                           798,000       269,000       329,000       200,000            --

Operating Leases                  2,664,000       613,000       973,000       725,000       353,000

                                -----------   -----------   -----------   -----------   -----------
Total Contractual
Obligations                     $25,611,000   $20,042,000   $ 1,605,000   $ 1,273,000   $ 2,691,000

                                -----------   -----------   -----------   -----------   -----------

                                                                        * * * * * * * * After * * * * * * * *

Other Commercial               Total         Within 1
Commitments                    Commitments   Year             1 Year      2-3 Years     4-5 Years       5 Years
----------------------------------------------------------------------------------------------------------------
Letters of Credit              $10,975,000   $10,975,000            --            --            --            --
                               ---------------------------------------------------------------------------------
Total Commercial Commitments   $10,975,000   $10,975,000            --            --            --            --
                               ---------------------------------------------------------------------------------

Off-Balance Sheet Arrangements

The Company has not created, and is not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company's business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company's liquidity or the availability of capital resources.

RESULTS OF OPERATIONS

Net sales were $29,896,000 during the three-month period ended September 30, 2003, compared to $29,945,000, compared to the prior fiscal three-month period. Sales by category were as follows:

Net sales for the Apparel category were $23,019,000, or $898,000 higher than the prior fiscal year. This 4.1% increase was primarily due to increased customer orders from new and existing customers of the women's sleepwear business and the introduction of new items within this business, offset almost entirely by much lower children's apparel sales due to a somewhat lower level of orders in the current three-month period versus last year's same period. In addition, slightly higher levels of shipping in the catalogue business added to this year's first quarter Apparel category increase.

Net sales totaling $6,877,000 for the Handbags category decreased 12.1% in the first quarter of fiscal 2004 compared to the prior fiscal year's same fiscal quarter total of $7,824,000. The sales decrease mostly reflected continuing lower sales in the children's handbag division, partly offset by higher premium business sales.

Gross margins were 25.4% in the first quarter of fiscal 2004 compared to 21.6% in the first quarter of 2003. Gross margins by category were as follows:

         Gross margin for the Apparel category increased to 26.7% in the first three months of fiscal 2004 from 21.4% in the first quarter of fiscal 2003. The 5.3% increase was primarily the result of better 2004 first quarter margins in the women's sleepwear business for licensed product shipped (offset by royalty expense in shipping, selling and administrative expenses, discussed below), as well as higher margins in the children's apparel business attributable to product mix.

         Gross margin for the Handbags category in 2004 decreased to 20.9% in 2004 from 22.4% in 2003. This decrease was mainly due lower children's handbag margins, offset by somewhat higher premium margins.

As a percentage of net sales, shipping, selling and administrative expenses increased to 22.7% from 19.5%. Shipping, selling and administrative expenses increased by $926,000 in the first quarter of fiscal 2004 compared to the prior year comparable period, mainly due to approximately $360,000 of higher royalty expense relating to two new licensing agreements, higher product development costs totaling $198,000 in conjunction with a new line of children's sleepwear, and $262,000 of higher commission expense for the women's sleepwear business in the first quarter of fiscal 2004 relating to the increase in sales volume for this business.

Interest expense in the first quarter of fiscal 2004 decreased to $155,000 from $159,000, or $4,000 below the last year's first quarter, primarily the result of a lower level of average borrowing and lower interest rates on the Company's line of credit borrowing, not completely offset by higher mortgage interest expense in the current three month period compared to the same three-month period in fiscal 2003.

The increase of $186,000 in earnings before income taxes for the three month period ended September 30, 2003 to $663,000 from earnings before income taxes of $477,000 in the prior fiscal comparable period was primarily due to higher gross margins, partly offset by higher shipping, selling and administrative expenses as discussed above. For the three- month period ended September 30, 2003, the Company had an effective tax rate of 46% compared to 36% in the first three month period of the prior year, primarily the result of expired foreign tax credits. Net earnings increased $52,000 to $358,000 for the three month period ended September 30, 2003 from $306,000 in the prior comparable period.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows, since the Company is not the primary beneficiary of any variable interest entity.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. This pronouncement does not have a material impact on our consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. This statement has no material impact on our consolidated financial statements.

SEASONALITY

      The Company's business is subject to substantial seasonal variations. Historically, the Company has generally realized a significant portion of its net sales and net income for the year during the first and second fiscal quarters. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of shipments to customers and economic conditions. The Company believes this is the general pattern associated with its sales to the retail industry and expects this pattern will continue in the future. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information set forth under the caption "Item 7A-Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Item 4.  Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On July 14, 2003 and July 28, 2003, the Company issued an aggregate of 260,500 shares of its common stock, $1.00 par value per share ("Common Stock"), upon the exercise of stock options previously granted under a stockholder approved stock option plan of the Company. The Company received an aggregate of $137,168 in cash from the individuals exercising these options (the "Optionees") in partial payment of the exercise price for the issued shares. The Company also received an aggregate of 144,200 shares of Common Stock from the optionees under terms of the stock option plan which permits the use of previously acquired shares of Common Stock in full or partial payment of the applicable exercise price.

         The Company is relying on an exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the issuance of the shares of Common Stock. Each Optionee has represented, warranted and agreed, among other things, that the shares of Common Stock issued upon the exercise of the applicable options have been acquired for his own account, for investment only and not with a view to the resale or distribution thereof; and understands that the shares of Common Stock must be held indefinitely unless the sale or other transfer thereof is subsequently registered under the Securities Act or an exemption from such registration is available at that time. Each Optionee has also represented that he has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of his investment in the shares of Common Stock; has adequate means of providing for his current needs and possible future contingencies; is able to bear the economic risks of his investment in the shares of Common Stock; is able to hold the shares of Common Stock for an indefinite period of time and has a sufficient net worth to sustain a loss of his investment in the shares of Common Stock in the event any loss should occur, and has had access to and received such documents and information concerning the Company as he has requested. A Securities Act restrictive legend will be placed on any certificate representing the shares of Common Stock and stop transfer instructions will be placed on any such certificates as may be necessary or appropriate to, among other things, prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act and any applicable state securities laws.

Item 6.   Exhibits and Reports on Form 8-K

a)      Exhibits                  Description

        4(a) First Amendment to Revolving Credit Agreement dated October 23, 2003 between the Company and Hudson United Bank ("HUB").

        4(b) Restated Secured Promissory Note of the Company dated October 23, 2003 payable to the order of HUB in the principal amount of $40,000,000.

        31(a) Rule 13a-14(a) Certification of Robert Chestnov, President and Chief Executive Officer of the Company.

        31(b) Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.

        32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b)      Reports on Form 8-K.

                The Company filed a Current Report on Form 8-K on September 25, 2003 with respect to an event reported under Item 12 - "Results of Operations and Financial Condition".

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dul caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                JACLYN, INC.
                                                ------------
                                                (Registrant)

November 13, 2003                               /s/ ALLAN GINSBURG
                                                -------------------------------
                                                Allan Ginsburg
                                                Chairman of the Board

November 13, 2003                               /s/ ANTHONY CHRISTON
                                                -------------------------------
                                                Anthony Christon
                                                Vice President
                                                Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                Description
-----------                -----------


4(a) First Amendment to Revolving Credit Agreement dated October 23, 2003 between the Company and Hudson United Bank ("HUB").

4(b) Restated Secured Promissory Note of the Company dated October 23, 2003 payable to the order of HUB in the principal amount of $40,000,000.

31(a)           Rule 13a-14(a) Certification of Robert Chestnov
                President and Chief Executive Officer of the Company.

31(b)           Rule 13a-14(a) Certification of Anthony Christon,
                Principal Financial Officer of the Company.

32              Certification Pursuant to 18 U.S.C. Section
                1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.