Form 10-Q
period 2003-12-31
JACLYN INC
filed 2004-02-13
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2003
                                        -----------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at February 1, 2004
------------------------------------             -------------------------------
Common Stock, par value $1 per share                        2,553,191

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX



Part I.  Financial Information


Item 1
         Condensed Consolidated Balance Sheets -
           December 31, 2003 (unaudited) and June 30, 2003 (derived from
           audited financial statements)                                       3

         Condensed Consolidated Statements of Earnings -
           Three and Six Months Ended December 31, 2003 and 2002 (unaudited)   4

         Condensed Consolidated Statements of Cash Flows - Six Months
           Ended December 31, 2003 and 2002 (unaudited)                        5

         Notes to Condensed Consolidated Unaudited Financial Statements        6


Item 2
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                10

Item 3
         Quantitative and Qualitative Disclosures about Market Risk           18


Item 4
         Controls and Procedures                                              18


Part II. Other Information:

Item 2
         Changes in Securities and Use of Proceeds                            19

Item 4
         Submission of Matters to a Vote of Security Holders                  19

Item 6
         Exhibits and Reports on Form 8-K                                     20

Signatures                                                                    20

                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      December 31,    June 30,
                                                          2003          2003
                                                      (Unaudited)    (See below)
                                                     ------------   ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                            $         83   $         66
Accounts receivable, net                                   17,067         14,778
Inventory                                                  12,598          9,665
Prepaid expenses and other current assets                   2,766          2,967
                                                     ------------   ------------
TOTAL CURRENT ASSETS                                       32,514         27,476
                                                     ------------   ------------
PROPERTY PLANT AND EQUIPMENT, NET                           1,065          1,147
GOODWILL                                                    3,338          3,338
OTHER ASSETS                                                1,059          1,044
                                                     ------------   ------------
TOTAL ASSETS                                         $     37,976   $     33,005
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - bank                                 $     10,485   $      3,975
Accounts payable                                            3,215          7,405
Other current liabilities                                   3,605          2,149
                                                     ------------   ------------
TOTAL CURRENT LIABILITIES                                  17,305         13,529
                                                     ------------   ------------

MORTGAGE PAYABLE                                            2,954          3,023
OTHER LONG TERM LIABILITIES                                   233            233
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock                                                3,369          3,369
Additional paid-in capital                                 10,390         12,117
Retained earnings                                           9,515          8,258
                                                     ------------   ------------
                                                           23,274         23,744
Less:  Common shares in treasury at cost                    5,790          7,524
                                                     ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                 17,484         16,220
                                                     ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     37,976   $     33,005
                                                     ============   ============

The June 30, 2003 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)

                                                             Three Months Ended        Six Months Ended
                                                                December 31,              December 31,
                                                          -----------------------   -----------------------
                                                             2003         2002         2003         2002
                                                          ----------   ----------   ----------   ----------
Net sales                                                 $   38,745   $   35,689   $   68,641   $   65,634
Cost of goods sold                                            29,417       27,376       51,723       50,839
                                                          ----------   ----------   ----------   ----------
Gross profit                                                   9,328        8,313       16,918       14,795
                                                          ----------   ----------   ----------   ----------

Shipping, selling and administrative expenses                  7,523        6,866       14,295       12,712
Interest expense                                                 223          198          378          357
                                                          ----------   ----------   ----------   ----------
                                                               7,746        7,064       14,673       13,069
                                                          ----------   ----------   ----------   ----------
Earnings before income taxes                                   1,582        1,249        2,245        1,726
Provision for income taxes                                       683          450          988          621
                                                          ----------   ----------   ----------   ----------
Net earnings                                              $      899   $      799   $    1,257   $    1,105
                                                          ==========   ==========   ==========   ==========
Net earnings per common share - basic                     $      .35   $      .31   $      .49   $      .43
                                                          ==========   ==========   ==========   ==========
Weighted average number of shares outstanding - basic      2,558,000    2,561,000    2,545,000    2,561,000
                                                          ==========   ==========   ==========   ==========
Net earnings per common share - diluted                   $      .33   $      .30   $      .46   $      .42
                                                          ==========   ==========   ==========   ==========
Weighted average number of shares outstanding - diluted    2,733,000    2,662,000    2,721,000    2,625,000
                                                          ==========   ==========   ==========   ==========

            See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                         Six Months Ended
                                                                           December 31,
                                                                      ---------------------
                                                                         2003       2002
                                                                      ---------- ----------
Cash Flows From Operating Activities:

Net Earnings                                                          $    1,257 $    1,105
Adjustments to reconcile net earnings to net cash (used in)
 provided by operating activities:

Depreciation and amortization                                                187        191
Changes in assets and liabilities:
   Increase in accounts receivable, net                                   (2,289)    (4,106)
   (Increase) decrease in inventory                                       (2,933)     4,788
   Derease in prepaid expenses and other assets                              186        183
   Decrease in accounts payable and other current liabilities             (2,734)    (1,193)
                                                                      ---------- ----------
Net cash (used in) provided by operating activities                       (6,326)       968
                                                                      ---------- ----------

Cash Flows From Investing Activities:

   Purchase of property and equipment                                       (105)      (168)
                                                                      ---------- ----------
Net cash used in investing activities                                       (105)      (168)
                                                                      ---------- ----------

Cash Flows From Financing Activities:
  Increase (decrease) in loans payable - bank                              6,510     (1,845)
  (Payment of) proceeds from mortgage loan                                   (69)     3,211
  Repurchase of common stock                                                (735)         3
  Exercise of stock options                                                  742         --
  Payment of acquisition notes                                                --       (800)
                                                                      ---------- ----------
Net cash provided by financing activities                                  6,448        569
                                                                      ---------- ----------
Net Increase in Cash and Cash Equivalents                                     17      1,369
Cash and Cash Equivalents, beginning of period                                66         95
                                                                      ---------- ----------
Cash and Cash Equivalents, end of period                              $       83 $    1,464
                                                                      ---------- ----------

Supplemental Information:
  Interest paid                                                       $      359 $      362
                                                                      ---------- ----------
  Taxes paid                                                          $      578 $       70
                                                                      ---------- ----------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1.  Basis of Presentation:

    The accompanying unaudited condensed consolidated balance sheet as of December 31, 2003, the condensed consolidated statements of earnings for the three and six month periods ended December 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the six months ended December 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2003 Annual Report to Stockholders for the year ended June 30, 2003. The results of operations for the period ended December 31, 2003 are not necessarily indicative of operating results for the full fiscal year.

2.  Stock-Based Compensation

    The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the Consolidated Financial Statements with respect to option grants. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No.123." If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net earnings would have been (in thousands, except per share):

                                                                 Three Months Ended            Six Months Ended
                                                                    December 31,                  December 31,
                                                            ---------------------------   ---------------------------
                                                                2003           2002           2003           2002
                                                            ------------   ------------   ------------   ------------
Net earnings
  As reported                                               $        899   $        799   $      1,257   $      1,105
  Deduct: Total stock based employee compensation expense
  determined under fair value based method, net of taxes              27             --             27            153
                                                            ------------   ------------   ------------   ------------
  Pro forma Net Earnings                                    $        872   $        799   $      1,230   $        952
                                                            ------------   ------------   ------------   ------------

Basic net earnings per common share:
  As reported                                               $        .35   $        .31   $         49   $        .43
  Pro forma                                                 $        .34   $        .31   $         48   $        .37
                                                            ------------   ------------   ------------   ------------

Diluted net earnings per common share:
  As reported                                               $        .33   $        .30   $        .46   $        .42
  Pro forma                                                 $        .32   $        .30   $        .45   $        .36
                                                            ------------   ------------   ------------   ------------

    The weighted average fair value of options granted during the second quarter of fiscal 2004 was $4.81.

3.  Earnings Per Share:

    The Company's calculation of Basic and Diluted Net Earnings Per Common Share follows (in thousands, except share amounts):

                                                Three Months Ended         Six Months Ended
                                                   December 31,               December 31,
                                              -----------------------   -----------------------
                                                 2003         2002         2003         2002
                                              ----------   ----------   ----------   ----------
Basic Net Earnings Per Common Share:

Net Earnings                                  $      899   $      799        1,257   $    1,105
                                              ----------   ----------   ----------   ----------
Basic Weighted Average Shares Outstanding      2,558,000    2,561,000    2,545,000    2,561,000
                                              ----------   ----------   ----------   ----------
Basic Net Earnings Per Common Share           $      .35   $      .31   $      .49   $      .43
                                              ----------   ----------   ----------   ----------

                                                Three Months Ended         Six Months Ended
                                                   December 31,               December 31,
                                              -----------------------   -----------------------
                                                 2003         2002         2003         2002
                                              ----------   ----------   ----------   ----------
Diluted Net Earnings Per Common Share:

Net Earnings                                  $      899   $      799        1,257   $    1,105
                                              ----------   ----------   ----------   ----------
Basic Weighted Average Shares Outstanding      2,558,000    2,561,000    2,545,000    2,561,000
                                              ----------   ----------   ----------   ----------

Add: Dilutive Options                            175,000      101,000      176,000       64,000
                                              ----------   ----------   ----------   ----------
Diluted Weighted Average Shares Outstanding    2,733,000    2,662,000    2,721,000    2,625,000
                                              ----------   ----------   ----------   ----------
Diluted Net Earnings Per Common Share         $      .33   $      .30   $      .46   $      .42
                                              ----------   ----------   ----------   ----------

    Options to purchase an additional 4,000 common shares at a price of $5.125 were outstanding at December 31, 2003. Options to purchase an additional 178,000 common shares at a prices ranging from $2.813 to $12.375 were outstanding at December 31, 2002. These shares were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

4.  Inventories: Inventories consist of the following components (in thousands):

                                              December 31,       June 30,
                                                  2003             2003
                                             --------------   --------------

    Raw materials                            $        1,225   $        3,874

    Work in process                                     769            1,506

    Finished Goods                                   10,604            4,285
                                             --------------   --------------
                                             $       12,598   $        9,665
                                             --------------   --------------

5.  Repurchase of Common Stock

    The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. For the six-month period ended December 31, 2003, the Company purchased 39,123 shares of its Common Stock at a cost of approximately $147,000. As of December 31, 2003, the Company had purchased a total of 138,823 shares of its Common Stock at a cost of approximately $435,000 in connection with the repurchase program.

    During the six months ended December 31, 2003, certain officers of the Company exercised options to purchase 290,500 shares of the Company's Common Stock. As permitted by the applicable stock option plan and contracts governing the options, the officers tendered to the Company and the Company purchased in partial payment of the exercise price for 210,500 of these options, 164,141 mature shares of Common Stock, with a market value of $569,000.

    During the same period, the Company repurchased 4,725 shares from employees who received distributions from the Company's ESOP at a price of $19,000.

6.  Financing Agreements

    On October 23, 2003, the Company amended its bank line of credit agreement. This amended credit facility, which now expires on December 1, 2005, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula was also modified to allow for an additional amount of borrowing during the Company's peak borrowing season. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged, as noted below). The line of credit requires that the Company maintain a minimum tangible net worth of $12,000,000 through June 30, 2004. As of December 31, 2003, borrowing on the short-term line of credit was $10,485,000 (with peak borrowing of $21,550,000 during the first six months of fiscal 2004), and the Company had $11,600,000 of additional availability (based on the borrowing formula) under the credit facility. At December 31, 2003, the Company was contingently obligated on open letters of credit for approximately $4,413,000. Interest on borrowings under the line of credit is at the bank's prime rate or at LIBOR plus 250 basis points, at the option of the Company. The bank's prime rate at December 31, 2003 was 4.00%.

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

7.  Contingencies

    The Company recently entered into an amendment to its collective bargaining agreement with Local 62-32, UNITE, AFL-CIO, which covers 18 of Jaclyn's employees. The term of the agreement has been extended until October 31, 2006. The agreement allows the Company, in its discretion, to withdraw from the Union's multi-employer pension plan. A withdrawal would terminate the Company's obligations to make future contributions to the pension plan, although the Company would be required to contribute to the union's 401-K plan. The Company has not yet decided whether to withdraw from the pension plan and, as such, has not recorded any charge relating to this contingency in its consolidated financial statements. If the Company withdraws from the pension plan, the Company would have an obligation for its allocable portion of the total unfunded pension obligation. The final determination of the contingency will be impacted by the timing of any decision by the Company to withdraw from the Plan and the continued participation of other companies that contribute to the pension plan. The final determination of the contingency will be impacted by the timing of any decision by the Company to withdraw from the Plan and the continued participation of other companies that contribute to the pension plan. Based on the latest information provided to the Company by the union, the estimated present value of the contingency is approximately $463,000.

    Recently Issued Accounting Standards:

    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows, since the Company is not the primary beneficiary of any variable interest entity.

         Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ------   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Management believes its application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the application of accounting policies to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

         The Company's accounting policies are more fully described in Note A to the June 30, 2003 consolidated financial statements, located in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2003. Management has identified certain critical accounting policies that are described below.

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

         Liquidity and Capital Resources

         The Company's cash and cash equivalents increased $17,000 during the six-month period ended December 31, 2003 to $83,000 from $66,000 at June 30, 2003.

         Net cash used in operating activities totaled $6,326,000, primarily from an increase in inventory levels totaling $2,933,000 in anticipation of higher shipping by our sleepwear business in the third quarter, and an increase in accounts receivable of $2,289,000 which reflects higher shipping in December 2003 compared to June 2003, due to the seasonality of our business. Funds provided by financing activities of $6,448,000 were mostly the result of $6,510,000 in borrowing under the Company's line of credit facility. These funds were used to finance the higher level of additional and seasonal business activity. In addition, the Company issued 303,500 shares of Common Stock from its treasury, with an average cost of $2,470,000 relating to the exercise of employee stock options for $742,000. Approximately $569,000 were also used to purchase 164,141 mature shares of the Company's Common Stock, which were delivered in payment to the Company of a portion of the exercise price of certain employee stock options. The Company purchased 39,123 shares under the Company's stock repurchase program, and 4,725 shares from employees who received distributions under the Company's Employee Stock Ownership Program, totaling $166,000. Net cash used in investing activities of $105,000 was for purchases of property and equipment.

         On October 23, 2002, the Company amended its bank line of credit agreement. This bank credit facility, which now expires on December 1, 2005, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula was also modified to allow for an additional amount of borrowing during the Company's peak borrowing season. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged, as noted below). The line of credit requires that the Company maintain a minimum tangible net worth of $12,000,000 through June 30, 2004. As of December 31, 2003, borrowing on the short-term line of credit was $10,485,000 ( with peak borrowing of $21,550,000 during the first six months of fiscal 2004), and the Company had $11,460,000 of additional availability (based on the borrowing formula) under the credit facility. At December 31, 2003, the Company was contingently obligated on open letters of credit for approximately $4,413,000. Interest on borrowings under the line of credit is at the bank's prime rate, or at LIBOR plus 250 basis points, at the option of the Company. The bank's prime rate at December 31, 2003 was 4.00%.

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

         There were no material commitments for capital expenditures at December 31, 2003.

         The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. For the six-month period ended December 31, 2003, the Company purchased 39,123 shares of its Common Stock at a cost of approximately $147,000. As of December 31, 2003, the Company had purchased a total of 138,823 shares of its Common Stock at a cost of approximately $435,000 in connection with the repurchase program.

         The Company recently entered into an amendment to its collective bargaining agreement with Local 62-32, UNITE, AFL-CIO, which covers 18 of Jaclyn's employees. The term of the agreement has been extended until October 31, 2006. The agreement allows the Company, in its discretion, to withdraw from the Union's multi-employer pension plan. A withdrawal would terminate the Company's obligations to make future contributions to the pension plan, although the Company would be required to contribute to the union's 401-K plan and, as such, has not recorded any charge relating to this contingency in its consolidated financial statements. The Company has not yet decided whether to withdraw from the pension plan. If the Company withdraws from the pension plan, the Company would have an obligation for its allocable portion of the total unfunded pension obligation. The final determination of the contingency will be impacted by the timing of any decision by the Company to withdraw from the Plan and the continued participation of other companies that contribute to the pension plan. Based on the latest information provided to the Company by the union, the estimated present value of the contingency is approximately $463,000.

         The Company believes that funds provided by operations, existing working capital, and the Company's bank line of credit and mortgage financing will be sufficient to meet foreseeable working capital needs.

Contractual Obligations and Commercial Commitments

         To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 31, 2003:

                                          * * * * Payments Due by Period * * * *

Contractual Obligations       Total         1 Year      2-3 Years     4-5 Years   After 5 Years
                           -----------   -----------   -----------   -----------   -----------

Notes Payable              $10,485,000   $10,485,000   $        --   $        --   $        --
Mortgage Payable             3,091,000       137,000       431,000       493,000     2,030,000
Royalties                      529,000       154,000       375,000            --            --
Operating Leases             2,374,000       515,000     1,107,000       465,000       287,000
                           -----------   -----------   -----------   -----------   -----------
Total Contractual
  Obligations              $16,479,000   $11,291,000   $ 1,913,000   $   958,000   $ 2,317,000
                           -----------   -----------   -----------   -----------   -----------

                                                         * * * * * * * * After * * * * * * * *

Other Commercial
  Commitments                 Total         1 Year      2-3 Years     4-5 Years   After 5 Years
                           -----------   -----------   -----------   -----------   -----------
Letters of Credit          $ 4,413,000   $ 4,413,000            --            --            --
                           -----------   -----------   -----------   -----------   -----------
Total Commercial
  Commitments              $ 4,413,000   $ 4,413,000            --            --            --
                           -----------   -----------   -----------   -----------   -----------

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

Results Of Operations

Net sales were $38,745,000 and $68,641,000 during the three and six-month periods ended December 31, 2003 compared to $35,689,000 and $65,634,000 in the three and six-month periods ended December 31, 2002, respectively. This year's increase in net sales for both the three and six month periods was mostly the result of higher sales volume in the Company's Apparel category, with offsetting lower sales volume in the Handbags category.

Net sales for the Apparel category were $32,943,000 for the quarter ended December 31, 2003, an increase of $4,464,000, or 15.7%, from the same quarter in fiscal 2002. The sales increase for this category was primarily due to significantly higher net sales from the women's sleepwear business, which resulted from increased orders from one customer based on prior season sell-through. In addition, increased customer orders from existing customers of the children's apparel business also contributed to the increase. For the six-month period ended December 31, 2003, net sales for the Apparel category were $55,963,000, or 10.6% better than the prior fiscal year's same period, mostly attributable to higher sales volume in the women's sleepwear business. However, within the Apparel category, the Company's catalog business had much lower sales volume attributable to a lower level of reorders from our customers reflecting lower demand for mail-order apparel.

Net sales for the Handbags category were $5,801,000 for the three-month period ended December 31, 2003, a decrease of $1,409,000, or about 19.5% below the same three-month period in the prior year, reflecting a continued weak demand in this business category. Fiscal 2003's six-month period ended December 31, 2003 had net sales of $12,678,000, or 15.7% less than the prior comparable six-month fiscal period, which totaled $15,034,000, mostly due to sales decreases in the children's bag business where licensing products continue to be in less demand.

Gross margins were 24.1% and 24.6% in the three-month and six-month periods ended December 31, 2003 compared to 23.3% and 22.5 % in the comparable periods ended December 31, 2002, respectively.

Gross margin for the Apparel category in the three-month period ended December 31, 2003 improved by 1.0% to 25.0 % from 24.0% in the prior comparable three-month period, primarily attributable to higher margins contributed by the children's apparel business, offset in part by lower margins in the catalog business. For the six-month period ended December 31, 2003, gross margins were 25.7% for this category versus 22.8% in the prior year comparable period for the same reason, and were also helped by improved women's sleepwear gross margins.

Gross margin for the Handbags category was 18.8% in the quarter ended December 31, 2003 compared to 20.6% in the similar prior year quarter. This lower gross margin reflects lower competitive margins in the Company's premium and children's bag businesses. For the six-month period ended December 31, 2003 the Handbags category gross profit decreased to 19.9% from 21.5%, for the same reasons.

Shipping, selling and administrative expenses totaling $7,523,000 were $657,000 more than the second quarter in the prior year's comparable period. As a percentage of net sales, shipping, selling and administrative expenses increased slightly to 19.4% from 19.2%, the result of both higher royalty expense relating to the sale of licensed product, and higher selling commissions attributable to sales mix. Shipping, selling and administrative expenses for the six-month period ended December 31, 2003 were $14,295,000 (20.8% of net sales), or $1,583,000 higher than the same six-month period in the prior fiscal year which totaled $12,712,000 (19.4% of net sales), for the same reasons.

Interest expense of $233,000 in the second quarter of fiscal 2004 compares to $198,000 in the prior comparable period. For the six month period ended December 31, 2003, interest expense totaled $378,000 versus $357,000. The increase in both periods principally reflects a higher level of borrowing in the current periods to support higher sales volume, compared to last year's comparable three and six-month periods.

The increase in earnings before income taxes for the three-month and six-month periods ended December 31, 2003, as compared to the equivalent prior fiscal periods, was due primarily to higher sales and gross profit, not completely offset by higher shipping, selling and administrative expenses and interest expense, as discussed above. For the six-month period ended December 31, 2003, the Company had an effective tax rate of 44% compared to 36% in the same period of the prior year, primarily the result of expiring foreign tax credits. Net earnings for the three month period ended December 31, 2003 of $899,000 were higher compared to net earnings for the same period last year of $799,000. For the six-month period ended December 31, 2003, net earnings were $1,257,000, against net earnings of $1,105,000 in the prior comparable period.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows, since the Company is not the primary beneficiary of any variable interest entity.

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

Item 4.  Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         During the six-month period ended December 31, 2003, the Company issued an aggregate of 290,500 shares of its common stock, $1.00 par value per share ("Common Stock"), upon the exercise of stock options previously granted under a stockholder approved stock option plan of the Company. The Company received an aggregate of $145,580 in cash from the individuals exercising these options (the "Optionees") in partial payment of the exercise price for the issued shares. The Company also received an aggregate of 164,141 mature shares of Common Stock from the optionees under terms of the stock option plan which permits the use of previously acquired shares of Common Stock in full or partial payment of the applicable exercise price.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

    (a)       Date of Annual Meeting of Stockholders - November 14, 2003

    (b)       See item 4(c)(i) below.

    (c) (i) The election of nine directors to serve until the next annual meeting of stockholders.

                                                              Authority
                                          Votes  For          to Vote
        Name of Director                  Election            Withheld

        Abe Ginsburg                      2,057,962            24,000
        Allan Ginsburg                    2,058,962            23,000
        Robert Chestnov                   2,058,962            23,000
        Howard Ginsburg                   2,058,962            23,000
        Martin Brody                      2,054,452            27,530
        Richard Chestnov                  2,054,925            27,037
        Albert Safer                      2,054,925            27,037
        Norman Axelrod                    2,054,925            27,037
        Harold Schechter                  2,058,962            23,000

        (ii) Ratification of the appointment of Deloitte & Touche LLP as independent accountants of the Company.

              Votes For:  2,068,288    Votes Against: 12,840    Abstentions: 834

        (iii) Approval of a proposal relating to an amendment to the 2000
              Stock Option Plan to Increase the number of shares of Common Stock which may be issued thereunder by 250,000.

              Votes For: 1,345,675   Votes Against: 103,384  Abstentions: 19,828
              Broker Non-Votes: 613,075

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits             Description

        31 Amendment, made the 15th day of December, 2003, by and between Natoosh, LLC, Mark Nitzberg, and the Company.

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

                                             JACLYN, INC.
                                             (Registrant)

February 13, 2004                            /s/ ALLAN GINSBURG
                                             ---------------------------------
                                             Allan Ginsburg
                                             Chairman of the Board


February 13, 2004                            /s/ ANTHONY CHRISTON
                                             ---------------------------------
                                             Anthony Christon
                                             Vice President
                                             Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                Description                                      Page
-----------                -----------                                      ----

   31           Amendment, made the 15th day of December, 2003, by
                and between Natoosh, LLC, Mark Nitzberg and the Company.     22

   31(a)        Rule 13a-14(a) Certification of Robert Chestnov,
                President and Chief Executive Officer of the Company.        26

   31(b)        Rule 13a-14(a) Certification of Anthony Christon,
                Principal Financial Officer of the Company.                  27

   32           Certification Pursuant to 18 U.S.C. Section 1350,
                as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.                                  28