Form 10-Q
period 2004-03-31
JACLYN INC
filed 2004-05-14
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004
                                    --------------

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________


                     Commission File Number 1-5863
                                            ------


                             JACLYN, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


          Delaware                                              22-1432053
 --------------------------------                           ------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  Incorporation or organization)                            Identification No.)


           635 59th Street, West New York, New Jersey 07093
          ---------------------------------------------------
          (Address of principal executive offices) (Zip Code)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                   Outstanding at May 1, 2004
------------------------------------                 --------------------------
Common Stock, par value $1 per share                           2,514,814

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

Item 1   Condensed Consolidated Balance Sheets -
          March 31, 2004 (unaudited) and June 30, 2003 (derived from
          audited financial statements)                                        3

         Condensed Consolidated Statements of Operations -
          Three and Nine Months Ended March 31, 2004 and 2003 (unaudited)      4

         Condensed Consolidated Statements of Cash Flows - Nine Months
          Ended March 31, 2004 and 2003 (unaudited)                            5

         Notes to Condensed Consolidated Unaudited Financial Statements        6

Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 11

Item 3   Quantitative and Qualitative Disclosures about Market Risk           19

Item 4   Controls and Procedures                                              19

Part II. Other Information:

Item 2   Changes in Securities and Use of Proceeds                            20

Item 6   Exhibits and Reports on Form 8-K                                     21

Signatures                                                                    22

                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                              March 31,      June 30,
                                                2004           2003
                                             (Unaudited)    (See below)
                                            ------------   ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                   $        240   $         66
Accounts receivable - net                         17,785         14,778
Inventory                                          5,313          9,665
Prepaid expenses and other current assets          3,327          2,967
                                            ------------   ------------
TOTAL CURRENT ASSETS                              26,665         27,476
                                            ------------   ------------
PROPERTY PLANT AND EQUIPMENT, NET                  1,061          1,147
GOODWILL                                           3,338          3,338
OTHER ASSETS                                       1,093          1,044
                                            ------------   ------------
TOTAL ASSETS                                $     32,157   $     33,005
                                            ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - bank                        $      6,550   $      3,975
Accounts payable                                   2,230          7,405
Other current liabilities                          3,013          2,018
Mortgage payable - current portion                   140            131
                                            ------------   ------------
TOTAL CURRENT LIABILITIES                         11,933         13,529
                                            ------------   ------------

MORTGAGE PAYABLE                                   2,917          3,023
OTHER LONG TERM LIABILITIES                          233            233
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock                                       3,369          3,369
Additional paid-in capital                        10,390         12,117
Retained earnings                                  9,275          8,258
                                            ------------   ------------
                                                  23,034         23,744
Less:  Common shares in treasury at cost           5,960          7,524
                                            ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                        17,074         16,220
                                            ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                      $     32,157   $     33,005
                                            ============   ============

The June 30, 2003 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.


                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)

                                                                      Three Months Ended               Nine Months Ended
                                                                           March 31,                      March 31,
                                                                      2004           2003           2004           2003
                                                                  ------------   ------------   ------------   ------------
Net sales                                                         $     26,413   $     20,816   $     95,054   $     86,450

Cost of goods sold                                                      19,692         15,416         71,415         66,255
                                                                  ------------   ------------   ------------   ------------
Gross profit                                                             6,721          5,400         23,639         20,195
                                                                  ------------   ------------   ------------   ------------

Shipping, selling and administrative expenses                            6,940          5,616         21,235         18,328

Interest expense                                                           107            117            485            474
                                                                  ------------   ------------   ------------   ------------
                                                                         7,047          5,733         21,720         18,802
                                                                  ------------   ------------   ------------   ------------
(Loss) earnings before income taxes                                       (326)          (333)         1,919          1,393

(Benefit) provision for income taxes                                       (86)          (120)           902            501
                                                                  ------------   ------------   ------------   ------------
Net (loss) earnings                                               $       (240)  $       (213)  $      1,017   $        892
                                                                  ============   ============   ============   ============
Net (loss) earnings per common share - basic                      $       (.09)  $       (.09)  $        .40   $        .35
                                                                  ============   ============   ============   ============
Weighted average number of shares outstanding - basic                2,542,000      2,496,000      2,542,000      2,540,000
                                                                  ============   ============   ============   ============
Net (loss) earnings per common share - diluted                    $       (.09)  $       (.09)  $        .37   $        .34
                                                                  ============   ============   ============   ============
Weighted average number of shares outstanding - diluted              2,542,000      2,496,000      2,722,000      2,601,000
                                                                  ============   ============   ============   ============

See notes to condensed consolidated financial statements.


                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                     Nine Months Ended
                                                                         March 31,
                                                                    2004           2003
                                                                ------------   ------------
Cash Flows From Operating Activities:
Net Earnings                                                    $      1,017   $        892
Adjustments to reconcile net earnings to net cash (used in)
 provided by operating activities:
Depreciation and amortization                                            280            286
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable, net                    (3,007)         2,592
   Decrease in inventory                                               4,352          6,402
   Increase in prepaid expenses and other assets                        (409)           (33)
   Decrease in accounts payable and other current liabilities         (4,180)        (2,886)
                                                                ------------   ------------
 Net cash (used in) provided by operating activities                  (1,947)         7,253
                                                                ------------   ------------
 Cash Flows From Investing Activities:
   Purchase of property and equipment                                   (194)          (249)
                                                                ------------   ------------
 Net cash used in investing activities                                  (194)          (249)
                                                                ------------   ------------

 Cash Flows From Financing Activities:
   Increase (decrease) in notes payable - bank                         2,575         (8,720)
   (Payment of) proceeds from mortgage loan                              (97)         3,057
   Repurchase of common stock                                           (337)          (250)
   Exercise of stock options                                             174             --
   Payment of acquisition notes                                           --         (1,000)
                                                                ------------   ------------
Net cash provided by (used in) financing activities                    2,315         (6,913)
                                                                ------------   ------------
Net Increase in Cash and Cash Equivalents                                174             91
Cash and Cash Equivalents, beginning of period                            66             95
                                                                ------------   ------------
Cash and Cash Equivalents, end of period                        $        240   $        186
                                                                ------------   ------------

Supplemental Information:
   Interest paid                                                $        480   $        498
                                                                ------------   ------------
   Taxes paid                                                   $        761   $         88
                                                                ------------   ------------
Non-cash financing activities - common stock
 repurchase and exercise of stock options                       $        569             --
                                                                ------------   ------------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation:

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2004, the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2003 Annual Report to Stockholders for the year ended June 30, 2003. The results of operations for the period ended March 31, 2004 are not necessarily indicative of operating results for the full fiscal year.

2.   Stock-Based Compensation

The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the Consolidated Financial Statements with respect to option grants. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No.123." If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net earnings (loss) would have been (in thousands, except per share):


                                                                 Three Months              Nine Months
                                                                    Ended                     Ended
                                                                   March 31,                 March 31,
                                                            -----------------------   -----------------------
                                                               2004         2003         2004         2003
                                                            ----------   ----------   ----------   ----------
Net (loss) earnings
  As reported                                               $     (240)  $     (213)  $    1,017   $      892
  Deduct: Total stock based employee compensation expense
   determined under fair value based method, net of taxes           --           --           27          153
                                                            ----------   ----------   ----------   ----------
  Pro forma Net (Loss) Earnings                             $     (240)  $     (213)  $      990   $      639
                                                            ----------   ----------   ----------   ----------

Net (loss) earnings per common share:
  As reported                                               $     (.09)  $     (.09)  $      .40   $      .35
  Pro forma                                                 $     (.09)  $     (.09)  $      .39   $      .25
                                                            ----------   ----------   ----------   ----------
Diluted net (loss) earnings per common share:
  As reported                                               $     (.09)  $     (.09)  $      .37   $      .34
  Pro forma                                                 $     (.09)  $     (.09)  $      .36   $      .25
                                                            ----------   ----------   ----------   ----------

     There were no options granted during the third quarter of fiscal 2004 and fiscal 2003.

3.   Earnings (Loss) Per Share:

         The Company's calculation of Basic and Diluted Net Earnings (Loss) Per Common Share follows (in thousands, except share amounts):

                                                                 Three Months              Nine Months
                                                                    Ended                     Ended
                                                                   March 31,                 March 31,
                                                            -----------------------   -----------------------
                                                               2004         2003         2004         2003
                                                            ----------   ----------   ----------   ----------
Basic Net Earnings (Loss) Per Common Share:

Net (Loss) Earnings                                         $     (240)  $     (213)  $    1,017   $      892
                                                            ----------   ----------   ----------   ----------
Basic Weighted Average Shares Outstanding                    2,542,000    2,496,000    2,542,000    2,540,000
                                                            ----------   ----------   ----------   ----------
Basic Net (Loss) Earnings Per Common Share                  $     (.09)  $     (.09)  $      .40   $      .35
                                                            ----------   ----------   ----------   ----------


                                                                 Three Months              Nine Months
                                                                    Ended                     Ended
                                                                   March 31,                 March 31,
                                                            -----------------------   -----------------------
                                                               2004         2003         2004         2003
                                                            ----------   ----------   ----------   ----------
Diluted Net Earnings (Loss) Per Common Share:

Net (Loss) Earnings                                         $     (240)  $     (213)  $    1,017   $      892
                                                            ----------   ----------   ----------   ----------
Basic Weighted Average Shares Outstanding                    2,542,000    2,496,000    2,542,000    2,540,000

Add: Dilutive Options                                               --           --      180,000       61,000
                                                            ----------   ----------   ----------   ----------
Diluted Weighted Average Shares Outstanding                  2,542,000    2,496,000    2,722,000    2,601,000
                                                            ----------   ----------   ----------   ----------
Diluted Net (Loss) Earnings Per Common Share                $     (.09)  $     (.09)  $      .37   $      .34
                                                            ----------   ----------   ----------   ----------

     The following shares were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive. Options to purchase an additional 14,000 common shares at a price ranging from $4.85 to $5.125 were outstanding at March 31, 2004. Options to purchase an additional 178,161 common shares at a prices ranging from $2.875 to $12.875 were outstanding at March 31, 2003.

4.   Inventories

         Inventories consist of the following components (in thousands):

                                            March 31, 2004  June 30, 2003
                                            --------------  --------------
Raw materials                               $          540  $        3,874
Work-in-process                                        109           1,506
Finished Goods                                       4,664           4,285
                                            --------------  --------------
                                            $        5,313  $        9,665
                                            --------------  --------------
5.   Repurchase of Common Stock

The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. For the nine-month period ended March 31, 2004, the Company purchased 74,477 shares of its Common Stock at a cost of approximately $317,000. As of March 31, 2004, the Company purchased a total of 174,777 shares of its Common Stock at a cost of approximately $605,000 in connection with the repurchase program.

6.   Financing Agreements

On October 23, 2003, the Company amended its bank line of credit agreement. This amended credit facility, which expires on December 1, 2005, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula was also modified to allow for an additional amount of borrowing during the Company's peak borrowing season from July to November. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged, as noted below). The line of credit has a financial covenant which requires that the Company maintain a minimum tangible net worth of $12,000,000 through June 30, 2004. The Company was in compliance with this covenant as of March 31, 2004. As of March 31, 2004, borrowing on the short-term line of credit was $ 6,550,000 (with peak borrowing of $21,550,000 during the first nine months of fiscal 2004), and the Company had $11,242,000 of additional availability (based on the borrowing formula) under the credit facility. At March 31, 2004, the Company was contingently obligated on open letters of credit for approximately $8,270,000. Interest on borrowing under the line of credit is at the bank's prime rate or at LIBOR plus 250 basis points, at the option of the Company. The bank's prime rate at March 31, 2004 was 4.00%.

In August 2002, the Company consummated a bank mortgage loan in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing.

7.   Contingencies

The Company recently entered into an amendment to its collective bargaining agreement with Local 62-32, UNITE, AFL-CIO, which covers 18 of Jaclyn's union employees. The term of the agreement has been extended until October 31, 2006. The agreement allows the Company, in its discretion, to withdraw from the Union's multi-employer pension plan. A withdrawal would terminate the Company's obligations to make future contributions to the pension plan, although the Company would continue to be required to contribute to the union's 401-K plan. The Company has not yet decided whether to withdraw from the pension plan and, as such, has not recorded any charge relating to this contingency in its consolidated financial statements. If the Company withdraws from the pension plan, the Company would have an obligation for a portion of the Company's unfunded pension obligation. The final determination of the contingency will be impacted by, among other things, the timing of any decision by the Company to withdraw from the plan and the continued participation of other companies that contribute to the pension plan. Based on the latest information provided to the Company by the union (which the Company has not independently verified), as of December 31, 2003, the estimated present value of the contingency is approximately $463,000.

         Recently Issued Accounting Standards:

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows, since the Company is not the primary beneficiary of any variable interest entity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company and its subsidiaries are engaged in the design, manufacture, distribution and sale of women's and children's apparel, and vinyl, leather and fabric handbags, sport bags, backpacks, cosmetic bags, and related products. Our apparel lines include women's loungewear, sleepwear, dresses and sportswear, and lingerie, as well as infants' and children's clothing. Our products are, for the most part, made to order, marketed and sold to a range of retailers; primarily national mass merchandisers. Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of net sales and net income for the year during the first and second fiscal quarters during which time our customers generally increase inventory levels in anticipation of both back-to-school and holiday sales. That trend has continued during fiscal 2004. The Company believes this seasonality is consistent with the general pattern associated with sales to the retail industry and we expect this pattern to continue. Consequently, the results for any one quarter in a fiscal year are not necessarily indicative of results for the whole year. The Company's quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers and economic conditions. Accordingly, comparisons between quarters may not necessarily be meaningful, and the results for any one quarter are not necessarily indicative of future quarterly results or of full-year performance.

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

Customer Incentives

The Company offers various sales discounts and incentives to its customers. These discounts and incentives are recorded at the time of sale as a reduction of sales based on historical experience and the terms of agreements, if any, between the Company and its customers.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $174,000 during the nine-month period ended March 31, 2004 to $240,000 from $66,000 at June 30, 2003.

Net cash used in operating activities totaled $1,947,000, primarily from a decrease in accounts payable and other current liabilities totaling $4,180,000, and an increase in accounts receivable of $3,007,000 reflecting higher shipping in the March 2004 quarter compared to the June 2003 quarter due to the seasonality of our business, offset by a decrease of $4,352,000 in inventory. Funds provided by financing activities, totaling $2,315,000, were mostly the result of $2,575,000 in borrowing under the Company's credit facility. These funds were used to finance the higher level of additional and seasonal business activity. During the period ended March 31, 2004, the Company issued 303,500 shares of Common Stock upon the exercise of stock options for $742,000, which included approximately $174,000 in cash and 161,141 mature shares of Common Stock (shares outstanding for more than 6 months) with a market value of approximately $569,000. The issued shares were treasury shares with a cost basis of $2,470,000. During the nine-month period ended March 31, 2004, the Company purchased a total of 74,477 shares under the Company's stock repurchase program, and 4,848 shares from employees who received distributions under the Company's Employee Stock Ownership Program, totaling $337,000. Net cash used in investing activities of $194,000 was for purchases of property and equipment.

On October 23, 2003, the Company amended its bank line of credit agreement. This amended bank credit facility, which expires on December 1, 2005, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula was also modified to allow for an additional amount of borrowing during the Company's peak borrowing season from July to November. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged, as noted below). The line of credit has a financial covenant which requires that the Company maintain a minimum tangible net worth of $12,000,000 through June 30, 2004. The Company was in compliance with this covenant as of March 31, 2004. As of March 31, 2004, borrowing on the short-term line of credit was $6,550,000 (with peak borrowing of $21,550,000 during the first nine months of fiscal 2004), and the Company had $11,242,000 of additional availability (based on the borrowing formula) under the credit facility. At March 31, 2004, the Company was contingently obligated on open letters of credit for approximately $8,270,000. Interest on borrowings under the line of credit is at the bank's prime rate, or at LIBOR plus 250 basis points, at the option of the Company. The bank's prime rate at March 31, 2004 was 4.00%.

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

There were no material commitments for capital expenditures at March 31, 2004.

The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. For the nine-month period ended March 31, 2004, the Company purchased 74,477 shares of its Common Stock at a cost of approximately $317,000. As of March 31, 2004, the Company purchased a total of 174,777 shares of its Common Stock at a cost of approximately $605,000 in connection with the repurchase program.

The Company recently entered into an amendment to its collective bargaining agreement with Local 62-32, UNITE, AFL-CIO, which covers 18 of Jaclyn's union employees. The term of the agreement has been extended until October 31, 2006. The agreement allows the Company, in its discretion, to withdraw from the Union's multi-employer pension plan. A withdrawal would terminate the Company's obligations to make future contributions to the pension plan, although the Company would continue to be required to contribute to the union's 401-K plan. The Company has not yet decided whether to withdraw from the pension plan and as such, has not recorded any charge relating to this contingency in its consolidated financial statements. If the Company withdraws from the pension plan, the Company would have an obligation for a portion of the Company's unfunded pension obligation. The final determination of the contingency will be impacted by the timing of any decision by the Company to withdraw from the plan and the continued participation of other companies that contribute to the pension plan. Based on the latest information provided to the Company by the union (which the Company has not independently verified), as of December 31, 2003, the estimated present value of the contingency is approximately $463,000.

The Company believes that funds provided by operations, existing working capital, and the Company's bank line of credit and mortgage financing will be sufficient to meet foreseeable working capital needs.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of March 31, 2004:

                                           * * * * Payments Due by Period * * * *

Contractual Obligations         Total        1 Year       2-3 Years     4-5 Years   After 5 Years
-----------------------      -----------   -----------   -----------   -----------   -----------
  Notes Payable              $ 6,550,000   $ 6,550,000            --            --            --

  Mortgage Payable             3,057,000       140,000       312,000       354,000     2,251,000

  Royalties                      529,000       154,000       375,000            --            --


  Operating Leases             3,681,000       952,000     1,517,000     1,107,000       105,000
                             -----------   -----------   -----------   -----------   -----------
  Total Contractual
    Obligations              $13,817,000   $ 7,796,000   $ 2,204,000   $ 1,461,000   $ 2,356,000
                             -----------   -----------   -----------   -----------   -----------

                                             * * * * * * * * After * * * * * * * *

Other Commercial                Total
Commitments                   Commitment     1 Year       2-3 Years     4-5 Years   After 5 Years
-----------                  -----------   -----------   -----------   -----------   -----------
  Letters of Credit          $ 8,270,000   $ 8,270,000            --            --            --
                             -----------   -----------   -----------   -----------   -----------
  Total Commercial
     Commitments             $ 8,270,000   $ 8,270,000            --            --            --
                             -----------   -----------   -----------   -----------   -----------

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

Results Of Operations

Net sales were $26,413,000 and $95,054,000 during the three and nine-month periods ended March 31, 2004 compared to $20,816,000 and $86,450,000 in the three and nine-month periods ended March 31, 2003, respectively. This year's increase in net sales for both the three and nine month periods was mostly the result of higher sales volume in the Company's Apparel category.

Net sales for the Apparel category were $20,487,000 for the quarter ended March 31, 2004, an increase in net sales of $4,018,000, or 24.4%, from the same quarter in fiscal 2003. The sales increase for this category was primarily due to a $6,122,000 increase in net sales from the women's sleepwear business, which resulted mostly from increased orders from one customer based on prior season sell-through. This significant increase was offset, in part, by an almost $2,900,000 decrease in the catalog business reflecting continued lower demand for mail-order apparel. For the nine-month period ended March 31, 2004, net sales for the Apparel category were $76,450,000, or 14.0% better than the prior fiscal year's same period, mostly attributable to a $17,220,000 increase in the women's sleepwear business which was helped by sales of licensed product. However, within the Apparel category, both the Company's catalog and children's apparel business had much lower sales volume (about $4,000,000 in each case),reflecting continued lower demand for mail-order apparel and with respect to the children's apparel business, a lower level of reorders from one of its customers.

Net sales for the Handbags category were $5,926,000 for the three-month period ended March 31, 2004, an increase of $1,579,000, or about 36% above the same three-month period in the prior year, reflecting a $975,000 increase in the premium business, and a $604,000 increase attributable to our handbag business shipping new private label items to one of its customers. However, fiscal 2004's nine-month period ended March 31, 2004 had net sales of $18,604,000, or 4.0% less than the prior comparable nine- month fiscal period, which totaled $19,381,000, resulting mostly from a $1,583,000 sales decreases in the handbag business, where licensed products were in less demand. This decrease was not fully offset by $806,000 in higher premium business sales.

Gross margins were 25.4% and 24.9% in the three-month and nine-month periods ended March 31, 2004 compared to 25.9% and 23.4% in the comparable periods ended March 31, 2003, respectively.

Gross margin for the Apparel category in the three-month period ended March 31, 2004, improved by .9% to 27.4% from 26.5% in the prior comparable three-month period. The increase was primarily attributable to higher margins contributed by the children's apparel business helped by product mix, offset by lower margins in the women's sleepwear business attributable to increased cotton and other raw material prices in the Far East and an increase in the proportion of shipments to discounters during this period. For the nine-month period ended March 31, 2004, gross margins were 26.2% for this category versus 23.8% in the prior year comparable period for the same reasons.

Gross margin for the Handbags category was 18.8% in the quarter ended March 31, 2004 compared to 23.7% in the similar prior year quarter. A lower gross margin in the handbag business, for the most part, reflects marketplace competition on several programs causing this division to reduce its gross profit margin to an acceptable level without losing the customer. The overall decrease was not completely offset by slightly higher gross profit margins in the premium business. For the nine-month period ended March 31, 2004 the Handbags category gross profit decreased to 19.5% from 22.0%, for the same reasons.

Shipping, selling and administrative expenses for the quarter totaling $6,940,000 were $1,324,000 more than the third quarter of fiscal 2003. Most of the increase related to higher selling commissions as a result of changes in sales mix (an increase of $449,000), higher royalty expense (an increase of $253,000), relating to additional licensed product sales, and much higher business and employee health care insurance premiums totaling $105,000. However, as a percentage of net sales, shipping, selling and administrative expenses decreased slightly to 26.3% from 27.0%. Shipping, selling and administrative expenses for the nine-month period ended March 31, 2004 were $21,235,000 (22.4% of net sales), or $2,907,000 higher than the same nine-month period in the prior fiscal year which totaled $18,328,000 (21.2% of net sales), mainly due to volume / mix related expenses, including selling expenses (increased $678,000), sales commissions (increased $648,000), product development ( increased $834,000), offset by lower shipping (lower $148,000). In addition, royalty expense increased $910,000 due to two new licenses in the current fiscal period compared to last year's same period.

Interest expense of $107,000 in the third quarter of fiscal 2004 compares to $117,000 in the prior comparable period. For the nine month period ended March 31, 2004, interest expense totaled $485,000 versus $474,000. The slight increase in the nine-month period ended March 31, 2004, principally reflects a higher level of borrowing in the current period to support higher sales volume, compared to last year's comparable period, offset somewhat by about a one-half percent lower average interest rate.

The increase in earnings before income taxes for the nine-month period ended March 31, 2004, as compared to the equivalent prior fiscal period, was due primarily to higher sales and gross profit, not completely offset by higher shipping, selling and administrative expenses and interest expense, as discussed above. For the period ended March 31, 2004, the Company had an effective tax rate of 47% compared to 36% in the same period of the prior year, primarily the result of expiring foreign tax credits. The net loss for the three month period ended March 31, 2004 of $240,000 was greater compared to the net loss for the same period last year of $213,000, due primarily to a slightly lower gross profit percentage and higher shipping, selling and administrative expenses, as discussed above. For the nine-month period ended March 31, 2004, net earnings were $1,017,000, against net earnings of $892,000 in the prior comparable period.

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

Item 4.  Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The following sets forth certain information as to purchases by the Company of its shares of Common Stock, $1.00 par value per share (the "Common Stock") during the quarter ended March 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

                                                   (c) Total
                                                   Number of      (d) Maximum
                                                   Shares         Number
                                                   Purchased as   of Shares
                                                   Part of        that May Yet
                    (a) Total                      Publicly       Be Purchased
                    Number of        (b)Average    Announced      Under
                    Shares           Price Paid    Plans or       the Plan or
Period              Purchased        per Share     Programs       Programs
                   ------------     ------------   ------------   -----------
January 1,
2004 to
January 31,
2004                      4,122(2)  $       4.98          4,000       207,177

February 1,
2004 to
February 29,
2004                     24,754     $       4.66         24,754       182,423

March 1,
2004 to
March 31,
2004                      7,201(3)  $       4.66          7,200       175,223

Total (1)                36,077     $       4.70         35,954            --
                   ============     ============   ============   ===========

(1) On December 3, 2002, the Company publicly announced a share repurchase program for the repurchase of up to 350,000 shares of Common Stock. To date, 174,777 shares of Common Stock have been purchased under the program.
(2) Includes 122 shares offered to the Company by employees and/or former employees of the Company who received distributions of shares under the terms of the Company's Employee Stock Ownership Plan & Trust and which the Company purchased as an accommodation to those employees.
(3) Includes 1 share offered to the Company by a former employee of the Company who received a distribution under the terms of the Company's Employee Stock Ownership Plan & Trust and which the Company purchased as an accommodation to that former employee.

Item 6. Exhibits and Reports on Form 8-K

         a) Exhibits       Description

             31(a) Rule 13a-14(a) Certification of Robert Chestnov, President and Chief Executive Officer of the Company.

             31(b) Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.

             32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b) Reports on Form 8-K.

             The Company filed a Current Report on Form 8-K on February 13, 2004 with respect t an event reported under Item 12 - "Results of Operations and Financial Condition".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JACLYN, INC.
                                       (Registrant)


May 14, 2004                           /s/ ALLAN GINSBURG
                                       -----------------------------------------
                                       Allan Ginsburg
                                       Chairman of the Board


May 14, 2004                           /s/ ANTHONY CHRISTON
                                       -----------------------------------------
                                       Anthony Christon
                                       Vice President
                                       Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.       Description                                            Page
-----------       -----------                                            ----

  31(a)           Rule 13a-14(a) Certification of Robert Chestnov         24
                  President and Chief Executive Officer of the
                  Company.

  31(b)           Rule 13a-14(a) Certification of Anthony Christon,       25
                  Principal Financial Officer of the Company.

  32              Certification Pursuant to 18 U.S.C. Section 1350,       26
                  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.