Form 10-K
period 2004-06-30
JACLYN INC
filed 2004-09-28
CIK 52969

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________.


                           Commission File No. 1-5863


                                  JACLYN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                  22-1432053
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


      635 59th Street, West New York, New Jersey              07093
      ------------------------------------------            ---------
       (Address of principal executive offices)             (Zip Code)


      Registrant's telephone number, including area code:  (201) 868-9400


      Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
              Title of Class                        on which registered
        --------------------------                 -----------------------
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

      The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of the last business day of the Company's most recently completed second fiscal quarter (December 31, 2003) was approximately $12,700,000.

      There were 2,594,879 shares of Common Stock outstanding at September 15, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III Certain Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on November 30, 2004.

                                TABLE OF CONTENTS
                                -----------------

            Item                                                            Page
            ----                                                            ----

PART I      1.   Business....................................................  1

            2.   Properties..................................................  4

            3.   Legal Proceedings...........................................  5

            4.   Submission of Matters to a Vote of Security Holders.........  5

PART II     5.   Market for the Registrant's Common Equity and Related
                 Stockholder Matters, and Issuer Purchases of
                 Equity Securities...........................................  7

            6.   Selected Financial Data.....................................  9

            7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................... 10

            7A.  Quantitative and Qualitative Disclosures About Market
                 & Risk...................................................... 17

            8.   Financial Statements and Supplementary Data................. 18

            9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................... 19

            9A.  Controls and Procedures..................................... 19

            9B.  Other Information........................................... 19

PART III    10.  Directors and Executive Officers of the Registrant.......... 19

            11.  Executive Compensation...................................... 20

            12.  Security Ownership of Certain Beneficial Owners
                 and Management.............................................. 20

            13.  Certain Relationships and Related Transactions.............. 20

PART IV     14.  Principal Accounting Fees and Services...................... 20

            15.  Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K................................................. 20

                           Forward-Looking Statements
                           --------------------------

         This Form 10-K contains certain forward-looking statements concerning, among other things, the Company's anticipated results, and future plans and objectives that are or may be deemed to be "forward- looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. The Company's forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions, including the impact on consumer spending as a result of a slower consumer economy, competition in the accessories and apparel markets, potential changes in customer spending, acceptance of our product offerings and designs, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates as well as other significant accounting estimates made in the preparation of our financial statements, and the impact of the hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Additional uncertainty exists for the potential negative impact that a recurrence of Severe Acute Respiratory Syndrome (SARS) in the Far East and other foreign countries in which we source our products may have on our business. In light of the uncertainty inherent in our forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

                                     PART I
                                     ------

Item 1.  Business.
         --------

         Jaclyn, Inc. (incorporated in the State of Delaware in 1968) and its subsidiaries (collectively, "Jaclyn", "the Company", "we", "us", "our", or "the Registrant") is primarily engaged in the design, manufacture, distribution and sale of women's and children's apparel, and vinyl, leather and fabric handbags, sport bags, backpacks, cosmetic bags, and related products (collectively, "handbag products"). Our apparel lines are wide ranging and include women's loungewear, sleepwear, dresses and sportswear, and lingerie, as well as infants' and children's clothing. The Company markets its handbag products in a variety of popularly priced fashions and designs, with an emphasis on casual, travel, cosmetic and sport styles.

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

         The Company has no manufacturing facilities. All of the Company's products are manufactured by outside contractors. A substantial portion of finished merchandise is received at independently owned outside warehouses and/or Company-owned and leased facilities located in New Jersey, Florida, California and Indiana. From these locations, products are shipped under different selling names to customers all over the country. Certain products manufactured for our apparel catalog business, and certain handbag products manufactured in the Far East, are shipped from outside contractor locations directly to the customer. Our handbag products are marketed primarily through general merchandise, cosmetic companies, retail chain stores and department stores. We market our apparel lines to department stores, retail chain stores, as well as to major mail order catalogs and other specialty retailers. The Company sells throughout the United States using both its own salesmen and independent sales representatives.

         The Company manufactures and markets apparel under the trade names "Topsville", "I. Appel", "Smart Time", and "Emerson Road", each of which the Company owns. We also manufacture apparel items for sale as private-label merchandise. In addition, we are licensed to manufacture and market apparel products under the names "Jordache(TM)" under an agreement which expires December 31, 2005, "Charles Goodnight(TM)" and Chuckie Goodnight(TM)" under an agreement which expires May 31, 2006, and "Vanity Fair(TM)" under an agreement expiring December 31, 2006. The Company markets its handbag products under trademarks and trade names which it owns, including "Shane" and "Aetna," "Susan Gail," and "Robyn Lyn". In addition, we are licensed to manufacture and market certain handbag products under the name Looney Tunes under an agreement which expires December 31, 2004. During fiscal 2004, the Company was also licensed to manufacture and market handbag products under the name "Looney Tunes(TM)" under an agreement which expired March 30, 2004, and was a party to a license agreement with Warner Bros. to manufacture denim backpacks, handbags and accessories relating to the "Harry Potter(TM)" series of books under an agreement which expired on December 31, 2003. We consider our owned and licensed trademarks and trade names, as well as our other, related intellectual property rights, to be of significant value in the marketing of our products.

         Sales of apparel items during each of the fiscal years ended June 30, 2004, 2003 and 2002 represented 77%, 76%, and 60%, respectively, of consolidated net sales. Sales of handbag products represented the remainder of our consolidated net sales. Our sales are customarily offered on credit terms. We do not have long-term contracts with any of our customers.

         In fiscal 2004, our imports of apparel and handbag products accounted for approximately 96% of consolidated net sales, compared to approximately 92% of consolidated net sales in fiscal 2003 and 90% in fiscal 2002. Generally, imports offer us the benefit of diversification of styling and the benefit of cost savings related to such purchases. While our operations are subject to the usual risks associated with purchases from foreign countries, other available foreign and domestic manufacturing sources provide us with alternative sources and facilities.

         Our international operations consist of small offices in Hong Kong, Shanghai and Taiwan. Personnel in these offices coordinate and track certain orders for products, invoice certain shipments, and conduct inspections of outside contractor factories in the Far East that manufacture products for the Company. We are in the process of opening a office in southern China and shifting certain services provided by our Taiwan office to that new office. The new office will better serve one of our major customers and is expected to be completed by the end of the second fiscal quarter of fiscal 2005. The Company does not believe that these operations are material to its business.

         Approximately 75% of the Company's consolidated net sales for fiscal 2004 were to general merchandise, chain, department stores and catalogue retailers, with the balance consisting of sales to smaller specialty shops, smaller retail stores and cosmetic firms. During the fiscal year ended June 30, 2004, three major customers of the Company contributed approximately 68% of consolidated net sales as follows: Wal- Mart Stores, Inc., 41%; Kohl's, 14% and Estee Lauder, 13%. During the fiscal year ended June 30, 2003, Wal-Mart Stores, Inc., Estee Lauder, and Kohl's, accounted for 56% of our consolidated net sales (36%, 12% and 8% of consolidated net sales, respectively). The loss of any one of these customers would have a material adverse effect on the Company's results of operations.

         Purchases of apparel and handbag raw materials, primarily fabrics, trim and other materials, and certain of the Company's finished products, are made from a variety of sources. In most cases, the Company assists its suppliers and contractors in the design and style of the materials it purchases. Our largest expenditures for raw materials are for fabrics, which we purchase from several suppliers, one of which provided about 15% of our raw material needs in fiscal 2004. While the Company has no long-term supply contracts, the raw materials it uses are available from various sources and it anticipates no difficulty in the future in obtaining the necessary raw materials for its operations. The Company deals with a number of sources for its purchases of finished apparel, handbags and related products, no one of which accounted for more than approximately 4% of the Company's total cost of goods sold during fiscal 2004. The Company has no long-term supply contracts with its sources of finished handbags and related products or apparel items and is subject to the usual risks associated therewith.

         The Company offers Fall/Winter, Holiday and Spring/Summer product lines and, in almost all instances, manufactures products to meet the specific requirements of its customers. Our business is somewhat seasonal in nature. However, shipments have also been influenced by a number of factors, including, for example, mid-year acquisitions which added to net sales in the second half of the Company's 2002 fiscal year, and general economic conditions. Accordingly, we do not believe that quarterly net sales are necessarily indicative of future trends. Nevertheless, we anticipate that during fiscal 2004 we again will have significantly more sales volume in the first-half of the fiscal year than in the second half of the fiscal year. Reference is made to Note M, "Unaudited Quarterly Financial Data," of the Notes to Consolidated Financial Statements on page F-26 of this Form 10-K for additional information about historical quarterly results.

         At September 15, 2004, the Company had unfilled orders of approximately $65,600,000 compared to approximately $65,200,000 at September 15, 2003. While the unfilled order total is almost the same as last year at this time, there is an increase in open orders in our handbag business as well as in the Topsville,

Inc. infants' and children's apparel business, offset by a decrease in backlog relating to our the Women's Sleepwear business and our catalogue business. In the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by a number of factors, including scheduling of the manufacture and shipping of goods (which, in turn, may be dependent on the requirements of customers). Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

         The Company employed 190 persons as of June 30, 2004, of whom 123 were on a salaried basis and the balance on an hourly basis. At June 30, 2004, 16 of the Company's employees were members of the Four Joint Boards of New York, New Jersey, Pennsylvania and New England, affiliated with the International Leather Goods, Plastics and Novelty Workers Union, AFL-CIO. The Company considers its relations with its employees to be satisfactory.

         The Company competes with numerous domestic and foreign manufacturers of apparel and handbags, very few of which are believed to account for as much as 1% of industry sales. We believe our sales of apparel items and handbag products are not significant in light of total apparel industry sales. Our business is dependent, among other things, on our ability to anticipate and respond to changing consumer preferences, to remain competitive in price, style and quality, and to meet our customers' various production and delivery requirements. While some of the Company's competitors may be larger or may have greater resources than ours, we believe that our size and financial position will allow us to continue to respond to changes in consumer demand and remain competitive.

         On January 10, 2002, the Company acquired 100% of the stock of Topsville, Inc., a New York City- based manufacturer and distributor of private label infants' and children's clothing. The aggregate purchase price for the acquisition was $3,245,702 (excluding $407,433 of transaction expenses), of which $1,745,702 was paid at the closing of the transaction and the remainder of which was paid over a fifteen-month period from closing from working capital and our bank line of credit.

Item 2.  Properties.
         ----------

         The Company owns a 140,000 square foot facility in West New York, New Jersey, in which the executive offices and one of its warehouse facilities is located. The Company currently leases approximately 70,000 square feet of this West New York facility to outside parties. This rental income is used to offset a portion of the operating cost of the building and, as such, is included in our shipping, selling and administrative expenses. The Company also leases five showroom and office facilities in New York City totaling approximately 32,000 square feet, as well as a facility in Medley, Florida for its Topsville operations with approximately 35,000 square feet of warehouse, shipping and office space. Reference is made to Note D, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements on page F-14 of this Form 10-K for additional information about the Company's commitments under the terms of non-cancelable leases.

         In addition, and as noted in "Item 1. Business" above, the Company's international operations consist of three small, leased offices in Hong Kong, Shanghai, and Taiwan, aggregating approximately 11,500 square feet.

Item 3.  Legal Proceedings.
         -----------------

         (a) The Company is not a party to, nor is any of its property the subject of, any material pending legal proceeding.

         (b) No material pending legal proceeding was terminated during the three-month period ended June 30, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The Company did not submit any matters to a vote of its security holders, through the solicitation of proxies or otherwise, during the three-month period ended June 30, 2004.

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


Name                               Age    Position and Period Served
----                               ---    --------------------------

Abe Ginsburg...................    87     Chairman of the Executive Committee
                                           since November 29, 1988

Allan Ginsburg.................    62     Chairman of the Board since
                                           November 29, 1988

Robert Chestnov................    56     President and Chief Executive Officer
                                           since November 29, 1988

Howard Ginsburg................    62     Vice Chairman of the Board since
                                           November 29, 1988 and President
                                           of the Company's Shane Handbag
                                           Division for more than the past
                                           five years

Name                               Age    Position and Period Served
----                               ---    --------------------------

Anthony Christon...............    59     Chief Financial Officer for more than
                                           the past five years

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters.
         -------------------------------

         The Company's Common Stock, $1.00 par value per share, is traded on the American Stock Exchange (Symbol: "JLN"). The following table sets forth the high and low closing sales prices for the Company's Common Stock, as reported by the American Stock Exchange, for each quarterly period during the Company's fiscal years ended June 30, 2004 and June 30, 2003.

                  Fiscal Year Ended June 30, 2004       High            Low
                  -------------------------------      -------        -------

                  First Quarter                        $  4.30        $  2.50
                  Second Quarter                          5.15           4.15
                  Third Quarter                           5.02           4.60
                  Fourth Quarter                          5.40           4.70


                  Fiscal Year Ended June 30, 2003       High            Low
                  -------------------------------      -------        -------
                  First Quarter                        $  2.30        $  1.53
                  Second Quarter                          3.75           1.80
                  Third Quarter                           3.38           2.20
                  Fourth Quarter                          2.90           2.31


         The Company did not pay cash dividends during fiscal 2004 or 2003 and does not anticipate the payment of cash dividends in the foreseeable future.

         At June 30, 2004, there were approximately 525 holders of record of the Company's Common Stock.

                      ISSUER PURCHASES OF EQUITY SECURITIES

         The following sets forth certain information with respect to purchases by the Company of shares of Common Stock during the three months ended June 30, 2004:

-----------------    -------------    -------------    -------------    -------------
                                                       Total Number
                                                        Of Shares      Maximum Number of
                         Total                      Purchased as Part   Shares that May
                       Number of         Average        Of Publicly    Yet Be Purchased
                         Shares        Price Paid     Announced Plans  Under the Plans
      Period           Purchased        per Share      Or Programs(1)    or Programs
-----------------    -------------    -------------    -------------    -------------
   April 1, 2004-
   April 30, 2004            4,403    $        4.84            4,403          171,254
-----------------    -------------    -------------    -------------    -------------
    May 1, 2004-
    May 31, 2004            40,000    $        5.33           40,000          166,851
-----------------    -------------    -------------    -------------    -------------
    June 1, 2004-
    June 30, 2004              833    $        5.21              833          126,851
-----------------    -------------    -------------    -------------    -------------
        Total               45,236    $        5.28           45,236          126,018
-----------------    -------------    -------------    -------------    -------------

(1) On December 3, 2002, the Company publicly announced that the Board of Directors authorized the repurchase by us of up to 350,000 shares of Common Stock, and that purchases would be made from time to time in the open market and/or through privately negotiated transactions, subject to general market and other conditions. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note L of the Notes to Consolidated Financial Statements on page F-25 of this Form 10-K for additional information about repurchases of shares of Common Stock.


Item 6.  Selected Financial Data.
         -----------------------

         We have derived the selected financial data presented below from our audited consolidated financial statements for the Fiscal Years ended June 30, 2004, 2003, 2002, 2001, and 2000. The selected financial information presented below should be read in conjunction with such consolidated financial statements and notes thereto.

Years ended June 30,                                   2004             2003             2002             2001             2000
--------------------                              -------------    -------------    -------------    -------------    -------------
Net Sales                                         $ 123,850,000    $ 108,960,000    $  81,031,000    $  79,570,000    $  72,078,000

Cost of Goods Sold - see Note 1                      92,658,000       83,506,000       62,083,000       61,575,000       54,183,000
                                                  -------------    -------------    -------------    -------------    -------------
Gross Profit                                         31,192,000       25,454,000       18,948,000       17,995,000       17,895,000
                                                  -------------    -------------    -------------    -------------    -------------
Shipping, selling and administrative expenses -
see Note 1 and Note 2                                27,979,000       23,620,000       19,812,000       17,714,000       17,525,000

Interest expense                                        574,000          546,000          293,000          234,000          100,000

Interest income                                          (3,000)          (5,000)          (3,000)        (109,000)        (136,000)

Provision (benefit) for income taxes                  1,184,000          610,000         (415,000)          56,000          146,000
                                                  -------------    -------------    -------------    -------------    -------------
NET EARNINGS (LOSS)- see Note 1                   $   1,458,000    $     683,000    $    (739,000)   $     100,000    $     260,000
                                                  -------------    -------------    -------------    -------------    -------------

Weighted average shares - Basic                       2,531,000        2,521,000        2,561,000        2,644,000        2,710,000
Net earnings (loss) per common share -
Basic                                             $         .58    $         .27    $        (.29)   $         .04    $         .10
                                                  -------------    -------------    -------------    -------------    -------------

Weighted average shares - Diluted                     2,687,000        2,547,000        2,561,000        2,644,000        2,710,000
Net earnings (loss) per common share -
Diluted                                           $         .54    $         .27    $        (.29)   $         .04    $         .10
                                                  -------------    -------------    -------------    -------------    -------------

TOTAL ASSETS                                      $  34,489,000    $  33,005,000    $  35,418,000    $  25,031,000    $  26,476,000
                                                  -------------    -------------    -------------    -------------    -------------

Long-term liabilities                             $   2,880,000    $   3,023,000    $      61,000    $     100,000               --
                                                  -------------    -------------    -------------    -------------    -------------

Stockholders' equity                              $  17,276,000    $  16,220,000    $  15,824,000    $  16,563,000    $  16,857,000
                                                  -------------    -------------    -------------    -------------    -------------

Note 1: Fiscal 2002 includes a pre-tax charge relating to the Topsville, Inc. acquisition, totaling $1,289,000 ($825,000 after tax), of which $389,000 is included in Cost of Goods Sold for an adjustment to inventory based upon the assessed fair value, and $900,000 included in Shipping, Sellin and Administrative Expenses, for the amortization of open order backlog.

Note 2: Fiscal 2001 and 2000 includes goodwill amortization of $112,000 and $95,000, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------

Overview

         The Company and its subsidiaries are engaged in the design, manufacture, distribution and sale of women's and children's apparel, and vinyl, leather and fabric handbags, sport bags, backpacks, cosmetic bags, and related products. Our apparel lines include women's loungewear, sleepwear, dresses and sportswear, and lingerie, as well as infants' and children's clothing. Our products are mostly made to order, and we market and sell our products to a range of retailers, including, general merchandise stores, retail chain stores, department stores, cosmetic companies, major mail order catalogs and other specialty retailers.

         Our business is subject to seasonal variations. Historically, we have realized a significant portion of net sales during the first and second fiscal quarters, during which time our customers generally increase inventory levels in anticipation of both back-to-school and holiday sales. That trend has continued during fiscal 2004. The Company believes this seasonality is consistent with the general pattern associated with sales to the retail industry and we expect this pattern to continue. The Company's quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers and general economic conditions. Accordingly, comparisons between quarters may not necessarily be meaningful, and the results for any one quarter are not necessarily indicative of future quarterly results or of full-year performance.

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

         Merchandise inventory. The Company's merchandise inventory is carried at the lower of cost on a first-in, first-out basis, or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         Allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and also maintains accounts receivable insurance on certain of its customers. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Liquidity and Capital Resources

         The net increase in cash and cash equivalents for the fiscal year ended June 30, 2004 of $560,000 was the result of funds provided by operating activities totaling $1,140,000, offset by funds used in investing activities of $290,000 and by funds used in financing activities totaling $290,000. Net cash provided by operating activities resulted primarily from net earnings of $1,458,000, a decrease in inventory levels totaling $1,788,000, reflecting higher fourth quarter sales in fiscal 2004 compared to the prior comparable period, and an increase in accounts payable and other current liabilities of $534,000. Offsetting these positive cash flow factors was an increase in accounts receivable totaling $3,128,000. Cash used in investing activities totaling $290,000 was for purchases of property and equipment. Funds used in financing activities were, for the most part, related to the repurchase of the Company's common stock under the Company's stock repurchase program and from the exercise of stock options offset by an increase in bank borrowing.

         On October 23, 2003, the Company amended its bank credit facility. The amended facility, which expires December 1, 2005, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula was also modified to allow for an additional amount of borrowing during the Company's peak borrowing season from July to November. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged, as noted below). The line of credit has a financial covenant requiring that the Company maintain a minimum tangible net worth of $12,000,000 through June 30, 2004. The Company is in compliance with this financial covenant as of June 30, 2004. Borrowing on the short-term line of credit, as of June 30, 2004, was $4,220,000, and the Company had $7,597,000 of additional availability (based on the borrowing formula) under the credit facility at that date. At June 30, 2004, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $16,256,000. Interest on borrowings under the line of credit is at the bank's prime rate or at LIBOR plus 250 basis points, at the option of the Company. The bank's prime rate at June 30, 2004 was 4.25%.

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

         The Company believes that funds provided by operations, existing working capital, and the Company's bank line of credit will be sufficient to meet foreseeable working capital needs. Reference is made to Note E, "Credit Facilities," of the Notes to Consolidated Financial Statements on page F-15 of this Form 10-K for additional information about the Company's credit lines.

         There were no material commitments for capital expenditures at June 30, 2004.

         The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from cash flow from operating activities and/or from its bank credit facility. As of June 30, 2004, the Company purchased 233,982 shares of its Common Stock at a cost of approximately $860,000.

         As of June 30, 2004, 2003 and 2002, working capital was $13,615,000,
$12,755,000, $9,747,000, respectively. The ratios of current assets to current liabilities on those same dates were 2.0 to 1, 1.9 to 1, and 1.5 to 1, respectively. The Company's cash and cash equivalents totaled $626,000, $66,000, and $95,000, at June 30, 2004, 2003 and 2002, respectively.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

                                                         Payments Due by Period
                                                         ----------------------

                                                  Within                                       After
Contractual Obligations            Total          1 Year        2-3 Years      4-5 Years      5 Years
-----------------------         ------------   ------------   ------------   ------------   ------------
Notes Payable                   $  4,220,000   $  4,220,000   $         --   $         --   $         --

Mortgage Payable                   3,023,000        143,000        318,000        360,000      2,202,000

Royalties                            589,500        202,000        387,500             --             --

Operating Leases                   3,520,000        852,000      1,523,000      1,145,000             --
                                ------------   ------------   ------------   ------------   ------------

Total Contractual Obligations   $ 11,352,500   $  5,417,000   $  2,228,500   $  1,505,000   $  2,202,000
                                ------------   ------------   ------------   ------------   ------------

                                              Amount of Commitment Expiration Per Period
                                              ------------------------------------------

                                   Total
Other Commercial                  Amounts         Within                                       After
Commitments                      Committed        1 Year        2-3 Years     4-5 Years       5 Years
-----------                     ------------   ------------   ------------   ------------   ------------
Letters of Credit               $ 16,256,000   $ 16,256,000   $         --   $         --   $         --
                                ------------   ------------   ------------   ------------   ------------


Total Commercial
Commitments                     $ 16,256,000   $ 16,256,000   $         --   $         --   $         --
                                ------------   ------------   ------------   ------------   ------------

         The Company enters into arrangements with vendors to purchase merchandise up to three months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

         Our rent expense under operating leases provides for escalation clauses and other lease concessions as applicable in each lease. The minimum lease payments are recognized on a straight-line basis over the term of each individual underlying lease.

         The Company expects to contribute $752,000 to its defined benefit pension plan during the fiscal year ended June 30, 2005.

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

Results of Operations

2004 Compared to 2003

         Net sales for fiscal 2004 totaled $123,850,000, an increase of $14,890,000, or 13.7%, compared to the prior fiscal year. Sales by category were as follows:

         Net sales for the Apparel category in fiscal 2004 were $95,090,000, an increase of $12,475,000, or 15.1%, compared to fiscal 2003. The sales increase for this category was primarily due to an $18,700,000 increase in net sales from the women's sleepwear business, which resulted mostly from increased orders from one customer based on prior season sell-through of both private label and licensed product. This significant increase was offset, in part, by an almost $4,900,000 decrease in the catalog business reflecting continued lower demand for mail-order apparel. The remainder of the offset is attributable to lower children's apparel sales reflecting a lower level of reorders from one of our customers.

         Net sales for the Handbags category were $28,760,000 for the year ended June 30, 2004, an increase of $2,415,000, or about 9%, above the same period in the prior year. The increase was due to a $2,983,000 increase in the premium business reflecting increased orders by one of our significant customers, offset by a $568,000 decrease in our handbag business, where licensed products were in less demand.

         Overall gross margins were 25.2% in 2004 compared to 23.4% in the prior fiscal year.

         Gross margins by category were as follows:

         Gross margin for the Apparel category in 2004 improved to 26.6% from 23.9% in the prior fiscal year. The 2.7 percentage point increase was primarily attributable to higher margins contributed by the children's apparel business due to a favorable product mix, offset by lower margins in the women's sleepwear business attributable to increased cotton and other raw material prices in the Far East, as well as an increase in the level of shipments to discounters during this period.

         Gross margin for the Handbags category decreased to 20.4% in 2004 compared to 21.8% in the similar prior year. A lower gross margin in the handbag business, for the most part, reflects marketplace competition on several programs causing this division to reduce its gross profit margin to an acceptable level in order to maintain sales. The overall decrease was not completely offset by slightly higher gross profit margins in the premium business.

         Shipping, selling and administrative expenses increased by $4,359,000 in fiscal 2004 to $27,979,000 (22.6% of net sales). The prior fiscal year totaled $23,620,000 (21.7% of net sales). The increase was mainly due to volume/mix related expenses in fiscal 2004 compared to the prior fiscal year. A significant part of the increase related to higher selling commissions as a result of changes in sales mix (an increase of $1,370,000), product development (an increase of $991,000), higher royalty expense (an increase of $904,000) relating to additional licensed product sales, an increase related to a charge for a union pension withdrawal liability (an increase of $500,000), and higher business and employee health care insurance premiums totaling approximately $65,000. Reference is made to Note J, "Employees' Benefit Plans," of the Notes to Consolidated Financial Statements on page F-20 of this Form 10-K for additional information about the increase in the reserve for the union pension withdrawal liability.

         Interest expense was $574,000, an increase of $28,000 from the last fiscal year, reflecting an increased level of bank borrowing necessary to finance the increased volume of business in the current fiscal year compared to fiscal 2003. The slight increase was offset somewhat by an approximately one-half percent lower average interest rate in fiscal 2004 compared with the prior year.

         Net earnings of $1,458,000 for the fiscal year ended June 30, 2004 compared to net earnings of $683,000 in the prior year. This year's higher net earnings were primarily due to higher sales and gross margins, not completely offset by higher shipping, selling and administrative expenses, and higher interest expense, as discussed above.

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

         Gross margins were 23.4% in both fiscal 2003 and 2002. However, the period ended June 30, 2002 includes a $389,000 expense related to the portion of purchase costs allocated to inventory for the acquisition of Topsville in January 2002, which had the effect of decreasing last year's gross margins by one- half of one percent.

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

         Shipping, selling and administrative expenses increased by $3,808,000 in fiscal 2003 (including a prior- year $900,000 charge related to the Topsville acquisition) mainly due to volume related expenses in fiscal 2003 compared to the prior fiscal year. However, as a percentage of net sales, shipping, selling and administrative expenses declined to 21.7% from 24.5% in fiscal 2002, due to the relatively lower level of fixed expenses in fiscal 2003 compared to higher net sales.

         Interest expense was $546,000, an increase of $253,000 from the last fiscal year, primarily the result of interest expense associated with the $3,250,000 mortgage financing consummated in August 2002, and also from a greater level of borrowing needed to finance the increased volume of business in the current fiscal year compared to fiscal 2002.

         Net earnings of $683,000 for the fiscal year ended June 30, 2003 compared to a net loss of $739,000 in the prior year (including an after-tax charge of $825,000 relating to the fair-value adjustment in connection with the Topsville acquisition). This year's higher net earnings were primarily due to higher gross margin dollars offset by higher interest costs, a relatively lower percentage of shipping, selling and administrative expenses, as discussed above, and a higher effective tax rate, primarily the result of expired foreign tax credits.

Recent Accounting Pronouncements

         In June 2004, the Financial Accounting Standards Board (FASB) issued an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143, and is effective no later than the end of our 2005 fiscal year. We have determined that this interpretation, and the adoption of SFAS No. 143, will not have a material impact on our consolidated financial statements or cash flows.

         In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No. 46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46 by the end of the first interim or annual reporting period ending after March 14, 2004. The Company adopted FIN 46 and FIN 46R during the year ended June 30, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations of the Company since the Company does not have investments in VIE's.

         On April 30, 2003, the SFAS issued SFAS 149, amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either free-standing derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. There was no impact on the Consolidated financial statements from the adoption of SFAS 149.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This standard requires an issuer to classify certain financial instruments as liabilities. It also changes the classification of certain common financial instruments from either equity or presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 at this time has had no impact on the Company's results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

         The Company, in the normal course of doing business, is exposed to interest rate change market risk. Since our borrowing patterns are cyclical, the Company is not dependent on borrowing throughout the year. Nevertheless, a sudden increase in interest rates (which under our bank line of credit is at the prime rate or at LIBOR plus 250 basis points) may, especially during peak borrowing, potentially have a significant negative impact on the Company's results of operations. The Company estimates that a 100 basis point fluctuation in applicable market interest rates would increase or decrease interest expense by approximately $80,000, based on fiscal 2004 borrowing levels.

         We have not used, and currently do not anticipate using, any derivative financial instruments. In addition, we have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in U.S. dollar- based currencies.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         Financial Statements
         --------------------

         The report dated September 28, 2004 of Deloitte & Touche LLP, independent registered public accounting firm, the consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 30, 2004, and Notes to Consolidated Financial Statements appear on pages F-2 through F-26 of this Form 10-K.

         Supplementary Data
         ------------------

         Selected unaudited quarterly financial data for the fiscal years ended June 30, 2004 and June 30, 2003 is set forth at Note M, "Unaudited Quarterly Financial Data" on page F-26 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ------------------------

         Not Applicable.

Item 9A. Controls and Procedures.
         -----------------------

         At the end of the period covered by this report, the Company carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the year ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.
         -----------------

         Not Applicable.


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Company.
         -----------------------------------------------

         The information required by this item (other than certain information as to the executive officers of the Company, which information is set forth after Part I of this Form 10-K under the caption "Executive Officers of the Registrant") is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation.
         ----------------------

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.
         --------------------------------------

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.


                                    PART IV
                                    -------

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ---------------------------------------------------------------

         (a) The following financial statements, financial statement schedule and exhibits are filed as part of this report:

         (1)      Financial Statements:
                  --------------------

                  Report of Independent Registered Public Accounting Firm

                  Consolidated Balance Sheets -- June 30, 2004 and 2003

                  Consolidated Statements of Operations-- for the years ended June 30, 2004, 2003 and 2002

                  Consolidated Statements of Stockholders' Equity -- for the years ended June 30, 2004, 2003 and 2002

                  Consolidated Statements of Cash Flows -- for the years ended June 30, 2004, 2003 and 2002

                  Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedule:
                  ----------------------------

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

                  4(c) Revolving Loan Agreement dated December 23, 200 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(c) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                                2003).

                  10(a) 1984 Employee Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1989).*

                  10(b) 1990 Stock Option Plan of the Registrant, as amended (incorporated herein by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1991).*

                  10(c) Second Amended and Restated Stockholders' Agreement dated May 12, 2003 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 9 to the Schedule 13D dated May 15, 2003 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

                  10(d) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

                  10(e) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

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

                  10(h) 1996 Non-Employee Director Stock Optio Plan (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).*

                  10(i) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

                  10(j) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Richard Chestnov (incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

                  10(k) Non-Qualified Stock Option Contract dated August 19, 1997 between the Registrant and Al Safer (incorporated by reference to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

                  10(l) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

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

                  10(o) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, for the fiscal year ended June 30, 1998).*

                  10(p) Purchase and Sale Agreement dated January 11, 1999 between Banner Industries of New York, Inc. and Jaclyn, Inc.(incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, dated January 26, 1999).

                  10(q) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(x) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

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

                  10(t) Non-Qualified Stock Option Contract dated June 12, 2000, between the Registrant and Norman Axelrod (incorporated herein by reference to Exhibit 10(aa) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

                  10(u) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

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

                  10(x) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

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

                  10(bb) Purchase and Sale Agreement dated January 10, 2002 between Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

                  10(cc) Consulting Agreement dated January 10, 2002 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24,
                                2002).

                  10(dd) Amendment to Consulting Agreement dated December 15, 2003, between Natoosh, LLC, Mark Nitzberg and the Registrant.

                  10(ee) Payment and Indemnification Agreement dated January 10, 2002 by and among Capital Factors, Inc., Topsville, Inc. Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on For 8-K, File No. 1-5863, dated January 24,
                                2002).

                  10(ff) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2003).

                  10(gg) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(gg) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2003). .

                  10(hh) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(hh) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2003).

                  10(ii) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Norman Axelrod (incorporated herein by reference to Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2003).

                  10(jj) Non-Qualified Stock Option Contract dated March 19, 2003, between the Registrant and Harold Schechter (incorporated herein by reference to Exhibit 10(jj) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2003).

                  10(kk) Consent and Joinder Agreement dated August 10, 2004 among the Registrant, Mark Nitzberg and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 12 to the Schedule 13D dated August 16, 2004 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

                  10(ll) Non-Qualified Stock Option Contract dated November 14, 2003 between the Registrant and Richard Chestnov.

                  10(mm) Non-Qualified Stock Option Contract dated November 14, 2003 between the Registrant and Albert Safer.

                  10(nn) Non-Qualified Stock Option Contract dated November 14, 2003 between the Registrant and Martin Brody.

                  10(oo) Non-Qualified Stock Option Contract dated November 14, 2003 between the Registrant and Norman Axelrod.

                  10(pp) Non-Qualified Stock Option Contract dated November 14, 2003 between the Registrant and Harold Schechter.

                  14            Code of Ethics for Finance Professionals of the
                                Registrant.

                  21            Subsidiaries of the Registrant.

                  31(a) Rule 13a-14(a) Certification of Robert Chestnov President and Chief Executive Officer of the Company.

                  31(b) Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.

                  32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99(a)         Code of Business Conduct and Ethics of the
                                Registrant.

                  --------------------
                   * Management contract or compensatory plan or arrangement

         (b)      Reports on Form 8-K.
                  -------------------

                  The Company filed a Form 8-K dated May 14, 2004 furnishing under Item 12, Results of Operations and Financial Condition, a press release announcing its financial results for the fiscal quarter ended March 31, 2004.

         (c)      Exhibits.
                  --------

                  Exhibits are listed in response to Item 15(a)(3).

         (d)      Financial Statement Schedule.
                  -----------------------------

                  Financial Statement Schedules are listed in response to Item 15(a)(2).

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       JACLYN, INC.

                                       By: /s/ ALLAN GINSBURG
                                           -------------------------------------
September 28, 2004                         ALLAN GINSBURG, Chairman of the Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ ALLAN GINSBURG              Chairman of the Board        September 28, 2004
---------------------------     and Director
ALLAN GINSBURG

/s/ ROBERT CHESTNOV             President, Principal         September 28, 2004
---------------------------     Executive Officer and
ROBERT CHESTNOV                 Director

/s/ ANTHONY CHRISTON            Chief Financial Officer,     September 28, 2004
---------------------------     Principal Financial and
ANTHONY CHRISTON                Accounting Officer

/s/ ABE GINSBURG                Director                     September 28, 2004
---------------------------
ABE GINSBURG

/s/ HOWARD GINSBURG             Director                     September 28, 2004
---------------------------
HOWARD GINSBURG

/s/ NORMAN AXELROD              Director                     September 28, 2004
---------------------------
NORMAN AXELROD

/s/ MARTIN BRODY                Director                     September 28, 2004
---------------------------
MARTIN BRODY

/s/ RICHARD CHESTNOV            Director                     September 28, 2004
---------------------------
RICHARD CHESTNOV

/s/ AL SAFER                    Director                     September 28, 2004
---------------------------
AL SAFER

/s/ HAROLD SCHECHTER            Director                     September 28, 2004
---------------------------
HAROLD SCHECHTER

JACLYN, INC. AND SUBSIDIARIES

TABLE OF CONTENTS                                                    PAGE
-----------------                                                    ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              F-1

FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEETS - AS OF JUNE 30, 2004 AND
         2003                                                        F-2

         CONSOLIDATED STATEMENTS OF OPERATIONS - FOR THE YEARS
         ENDED JUNE 30, 2004, 2003 AND 2002                          F-3

         CONSOLIDATED STATEMENTS OF CASH FLOWS - FOR THE YEARS
         ENDED JUNE 30, 2004, 2003 AND 2002                          F-4 TO F-5

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - FOR
         THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002                F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-7 TO F-26

FINANCIAL STATEMENT SCHEDULE:

         VALUATION AND QUALIFYING ACCOUNTS                           F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jaclyn, Inc.
West New York, New Jersey

         We have audited the accompanying consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jaclyn, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
September 28, 2004
New York, New York


JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND 2003
================================================================================

ASSETS                                                                              2004           2003
                                                                                ------------   ------------
CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                                                       $    626,000   $     66,000

ACCOUNTS RECEIVABLE, LESS SALES RETURNS, SALES DISCOUNTS, SALES
ALLOWANCES & ALLOWANCE FOR DOUBTFUL ACCOUNTS: - 2004: $2,561,000;
2003: $2,692,000                                                                  17,894,000     14,778,000

INVENTORIES                                                                        7,877,000      9,665,000

PREPAID EXPENSES AND OTHER CURRENT ASSETS                                            629,000        696,000

DEFERRED INCOME TAXES                                                                907,000      1,079,000
                                                                                ------------   ------------
    TOTAL CURRENT ASSETS                                                          27,933,000     26,284,000

PROPERTY, PLANT AND EQUIPMENT - NET                                                1,069,000      1,147,000

GOODWILL                                                                           3,338,000      3,338,000

OTHER ASSETS                                                                       1,645,000      1,342,000

DEFERRED INCOME TAXES                                                                504,000        894,000
                                                                                ------------   ------------
                                                                                $ 34,489,000   $ 33,005,000
                                                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

NOTES PAYABLE - BANK                                                            $  4,220,000   $  3,975,000

ACCOUNTS PAYABLE                                                                   6,373,000      7,305,000

COMMISSIONS PAYABLE                                                                  666,000        369,000

ACCRUED PAYROLL AND RELATED EXPENSES                                               1,490,000        840,000

OTHER CURRENT LIABILITIES                                                          1,426,000        907,000

MORTGAGE PAYABLE - CURRENT PORTION                                                   143,000        133,000
                                                                                ------------   ------------
    TOTAL CURRENT LIABILITIES                                                     14,318,000     13,529,000
                                                                                ------------   ------------
MORTGAGE PAYABLE                                                                   2,880,000      3,023,000
                                                                                ------------   ------------
DEFERRED INCOME TAXES                                                                 15,000        233,000
                                                                                ------------   ------------
COMMITMENTS AND CONTINGENCIES - NOTE D

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, PAR VALUE $1: AUTHORIZED, 1,000,000  SHARES; ISSUED AND
OUTSTANDING, NONE

COMMON STOCK, PAR VALUE $1: AUTHORIZED, 5,000,000  SHARES;
ISSUED 2004 AND 2003: 3,368,733 SHARES; OUTSTANDING 2004
2,475,879 AND 2003 2,461,680 SHARES                                                3,369,000      3,369,000

ADDITIONAL PAID-IN CAPITAL                                                        10,390,000     12,117,000

RETAINED EARNINGS                                                                  9,716,000      8,258,000
                                                                                ------------   ------------
                                                                                  23,475,000     23,744,000

LESS: TREASURY STOCK AT COST (2004: 892,854 AND 2003: 907,053 SHARES)              6,199,000      7,524,000
                                                                                ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                                                    17,276,000     16,220,000
                                                                                ------------   ------------
                                                                                $ 34,489,000   $ 33,005,000
                                                                                ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
================================================================================

                                                      2004             2003             2002
                                                 -------------    -------------    -------------
Net sales                                        $ 123,850,000    $ 108,960,000    $  81,031,000

Cost of goods sold                                  92,658,000       83,506,000       62,083,000
                                                 -------------    -------------    -------------
Gross profit                                        31,192,000       25,454,000       18,948,000
                                                 -------------    -------------    -------------

Shipping, selling and administrative expenses       27,979,000       23,620,000       19,812,000

Interest expense                                       574,000          546,000          293,000

Interest income                                         (3,000)          (5,000)          (3,000)
                                                 -------------    -------------    -------------

EARNINGS (LOSS) BEFORE INCOME TAXES                  2,642,000        1,293,000       (1,154,000)

PROVISION (BENEFIT) FOR INCOME TAXES                 1,184,000          610,000         (415,000)
                                                 -------------    -------------    -------------

NET EARNINGS (LOSS)                              $   1,458,000    $     683,000    $    (739,000)
                                                 =============    =============    =============

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC     $         .58    $         .27    $        (.29)
                                                 =============    =============    =============

Weighted average number of shares
outstanding - basic                                  2,531,000        2,521,000        2,561,000
                                                 =============    =============    =============

NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED   $         .54    $         .27    $        (.29)
                                                 =============    =============    =============
Weighted average number of shares
outstanding - diluted                                2,687,000        2,547,000        2,561,000
                                                 =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.


JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002 - (Continued)
================================================================================

                                                           2004           2003           2002
                                                       ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                    $  1,458,000   $    683,000   $   (739,000)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

       Depreciation and amortization                        378,000        364,000        341,000

       Deferred income taxes                                344,000        398,000       (463,000)

       Provision for doubtful accounts                       12,000          5,000        123,000

       Fair Value Adjustment - Topsville acquisition             --             --      1,289,000

Changes in assets and liabilities:

       (Increase) in accounts receivable                 (3,128,000)      (116,000)    (5,837,000)

       Decrease (increase) in inventories                 1,788,000      1,730,000       (230,000)

       Decrease (increase) in prepaid expenses and
          other current assets                               67,000       (242,000)      (833,000)

       (Increase) decrease in other assets                 (313,000)       163,000        (73,000)

       Increase in accounts payable and
          other current liabilities                         534,000        745,000      2,853,000
                                                       ------------   ------------   ------------
Net cash provided by (used in) operating activities       1,140,000      3,730,000     (3,569,000)
                                                       ------------   ------------   ------------


JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002 - (Continued)
================================================================================

                                                           2004           2003           2002
                                                       ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property and equipment                    (290,000)      (300,000)       (89,000)

    Acquisition cost                                             --             --     (2,153,000)
                                                       ------------   ------------   ------------
Net cash used in investing activities                      (290,000)      (300,000)    (2,242,000)
                                                       ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase (decrease) in notes payable - bank, net        245,000     (5,120,000)     6,540,000

    Proceeds from mortgage loan                                  --      3,023,000             --

    Payment of long-term debt                              (133,000)       (61,000)            --

    Payment of acquisition notes                                 --     (1,100,000)      (700,000)

    Exercise of stock options                               174,000             --             --

    Repurchase of common stock                             (576,000)      (287,000)            --
                                                       ------------   ------------   ------------
Net cash (used in) provided by financing activities        (290,000)    (3,545,000)     5,840,000
                                                       ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        560,000        (29,000)        29,000

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                        66,000         95,000         66,000
                                                       ------------   ------------   ------------
CASH AND CASH EQUIVALENTS,
    END OF YEAR                                        $    626,000   $     66,000   $     95,000
                                                       ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                                           $    575,000   $    564,000   $    276,000
                                                       ------------   ------------   ------------
    Income taxes                                       $    864,000   $    148,000   $    322,000
                                                       ------------   ------------   ------------
NON-CASH ITEMS:
    Non-cash financing - repurchase of common stock
       and exercise of stock options                   $    569,000   $         --   $         --
                                                       ------------   ------------   ------------
    Non-cash financing - note on acquisition           $         --   $         --   $  1,500,000
                                                       ------------   ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements. (Concluded)


JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2004, 2003, AND 2002
================================================================================

                                    COMMON STOCK                                                TREASURY STOCK
                             ---------------------------   Additional                     ----------------------------
                                                             Paid-in        Retained
                                Shares         Amount        Capital        Earnings         Shares           Amount
                             ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, JULY 1, 2001           3,368,733   $  3,369,000   $ 12,117,000   $  8,314,000         807,342    $  7,237,000

Net loss                               --             --             --       (739,000)             --              --
                             ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, JUNE 30, 2002          3,368,733      3,369,000     12,117,000      7,575,000         807,342       7,237,000

Net earnings                           --             --             --        683,000              --              --

Repurchase of Common Stock             --             --             --             --          99,711         287,000
                             ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, JUNE 30, 2003          3,368,733      3,369,000     12,117,000      8,258,000         907,053       7,524,000

Net earnings                           --             --             --      1,458,000

Repurchase of Common Stock             --             --             --             --         289,301       1,145,000

Exercise of Stock Options              --             --     (1,727,000)            --        (303,500)     (2,470,000)
                             ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, JUNE 30, 2004          3,368,733   $  3,369,000   $ 10,390,000   $  9,716,000         892,854    $  6,199,000
                             ============   ============   ============   ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

JACLYN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Jaclyn, Inc. and its subsidiaries (the "Company") are engaged in the design, manufacture, marketing and sale of apparel, handbags, accessories and related products. The Company sells its products to retailers, including department and specialty stores, national chains, major discounters and mass volume and cataloge retailers, throughout the United States.

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates made by management include those made in the areas of inventory, receivables, deferred taxes, contingencies and the assessment of the recoverability of goodwill, pensions, and sales returns and allowances.

Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Cost of Goods Sold

Cost of goods sold includes the following: purchasing and receiving costs, factory inspections, customs duty, freight-in (including ocean and air freight), marine insurance, brokerage, in-bound trucking and other freight, internal transfer costs and other costs of our distribution network.

Shipping, Selling, and Administrative Expenses

Shipping, selling, and administrative expenses include the following: public warehousing, carton and shipping expenses, warehouse supervision, salesmen's salaries and commissions, showroom costs, salesperson's travel and entertainment and other miscellaneous costs relating to the selling of products, design and sample making, accounting and computer costs, management and general supervisory costs and related overhead. Charges recorded in the consolidated statement of operations for shipping and handling costs amounted to $2,804,000, $2,836,000, and $2,133,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

The Company currently leases approximately 70,000 square feet of its West New York, New Jersey facility to outside parties. This rental income, amounting to approximately $238,000, $196,000 and $252,000 in fiscal 2004, 2003 and 2002, respectively, is used to offset a portion of the operating cost of the building and, as such, is included in our shipping, selling and administrative expenses.

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

Inventories

Inventory is carried at the lower of cost on a first-in, first-out basis, or market. Management writes down inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions.

Allowances for Doubtful Accounts/Sales Discounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and also maintains accounts receivable insurance on certain of its customers.

The Company estimates reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives, based on terms of the agreement and/or historical experience.

License Agreements

The Company enters into license agreements from time to time that allows us to use certain trademarks and trade names on certain of its products. These agreements require the Company to pay royalties, generally based on the sales of such products, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company's accounting policy is to match royalty expense with revenue by recording royalties at the time of sale at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and the Company's estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets as other assets. As of June 30, 2004 and 2003 there were no advances.

Royalty amounts expensed for each of the three fiscal years ended June 30, 2004, 2003, and 2002 were $ 1,119,000, $215,000, and $ 557,000, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company provides for depreciation and amortization on the straight-line method over the following estimated useful lives:

Buildings                              25 to 40 years

Machinery and equipment                5 years

Furniture and fixtures                 5 years

Leasehold improvements                 Lesser of estimated useful life of the
                                       asset or life of the lease

Automobiles and trucks                 3 to 5 years


Trademarks

Trademarks, included in other assets, are being amortized on a straight-line basis over periods not exceeding 10 years.

Other intangibles totaling $174,000, included in "Other Assets", consist of amounts allocated to trade names, patents and backlog relating to the acquisition of Topsville, Inc. (Note I). The

Company incurred $10,000 and $89,000 of amortization expense in 2004 and 2003, respectively. Additional annual amortization expense of $10,000 will be incurred through 2011.

Impairment of Finite-Lived Assets

The Company evaluates finite-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Finite-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset, is recognized. Management believes at this time that carrying values are not impaired and useful lives continue to be appropriate.

Goodwill

The Company accounts for goodwill under SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is not amortized, but is reviewed for impairment annually or more frequently if certain indicators arise. Management believes at this time, based on the valuation process undertaken, that the carrying value continues to be appropriate.

Stock-Based Compensation

The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No.123." See Note F to the Company's Consolidated Financial Statements. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 148, the Company's net earnings (loss) would have been:

          Fiscal Year Ended                                               June 30,
          -----------------                            ---------------------------------------------
                                                            2004            2003            2002
                                                       -------------   -------------   -------------
Net earnings (loss)

  As reported                                          $   1,458,000   $     683,000   $    (739,000)

  Deduct:  Total stock based employee compensation
           expense determined under fair value based


           method, net of taxes                               26,000         183,000              --
                                                       -------------   -------------   -------------
  Pro forma Net Earnings (Loss)                        $   1,432,000   $     500,000   $    (739,000)
                                                       -------------   -------------   -------------

Basic net earnings (loss) per share:
-----------------------------------

  As reported                                          $         .58   $         .27   $        (.29)

  Pro forma                                            $         .57   $         .20   $        (.29)
                                                       -------------   -------------   -------------

Diluted net earnings (loss) per share:
-------------------------------------

  As reported                                          $         .54   $         .27   $        (.29)

  Pro forma                                            $         .53   $         .20   $        (.29)
                                                       -------------   -------------   -------------

The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option pricing model. Since options are granted at fair value, no compensation expense has been recorded. The following weighted average assumptions were used for grants in 2004 and 2003: risk-free interest rate of 3.25% and 4.75%, expected life of 10 years; expected volatility of 161% and 43%; dividend yield of 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Revenue Recognition

Revenue is recognized at the time merchandise is shipped or received by a third party consolidator, normally the same day of the shipment. The Company offers various sales discounts and incentives to its customers. These discounts and incentives are recorded at the time of sales as a reduction of sales based on historical experience and the terms of agreements, if any, between the Company and its customers. Products are shipped directly to customers using third party carriers. The customer takes title and assumes the risks and rewards of ownership of the products when the merchandise leaves the Company's warehouse or is received by a third party consolidator, as applicable.

Shipping and Handling Costs

Included in Shipping, Selling and Administrative Expenses are all shipping and handling costs incurred by the Company. Included in revenues are all amounts billed to a customer in a sale transaction related to shipping and handling. Shipping and handling reimbursements included in revenue amounted to approximately $7,000, $7,000 and $24,000 for the years ended June 30, 2004, 2003, and 2002, respectively.

Segment Reporting

The Company operates in a single operating segment - the manufacture of apparel, women's handbag and related accessories. Revenues from customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three years was as follows:

                                          Year ended June 30,
                                  ------------------------------------
         Product Category            2004         2003         2002
         ----------------         ----------   ----------   ----------

         Apparel                          77%          76%          60%

         Handbags                         23%          24%          40%
                                  ----------   ----------   ----------
                                         100%         100%         100%
                                  ----------   ----------   ----------

During the years ended June 30, 2004, 2003 and 2002, sales revenues derived from one customer were 41%, 36% and 19%, respectively. Sales to a second customer were 14%, 12% and 11%, and to a third customer were 13%, 8% and 10%, respectively. The loss of any one of these customers would have a material adverse effect on the Company's operations.

At June 30, 2004 and 2003, accounts receivable due from one customer were 45% and 66%, respectively, and accounts receivable due from a second customer at June 30, 2004 was 25% (accounts receivable due from this customer at June 30, 2003 was 9%) of total accounts receivable. Should either customer not be able to pay any substantial obligation to the Company, however, that failure would have a material adverse effect on the Company's operating results. No other customer comprised 10% or more of our total net accounts receivable as at either of those dates.

The Company relies on suppliers to purchase a variety of raw materials. The Company had one supplier who in the aggregate constituted 15% of the Company's purchases for the year ended June 30, 2004.

Recently Issued Accounting Standards

In June 2004, the Financial Accounting Standards Board (SFAS) issued an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143, and is effective no later than the end of our 2005 fiscal year. We have determined that this interpretation, and the adoption of SFAS No. 143, will not have a material impact on our consolidated financial statements or cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company adopted FIN 46 and FIN 46R during the year ended June 30, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations of the Company since the Company does not have investments in VIE's.

On April 30, 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. There was no impact on the consolidated financial statements from the adoption of SFAS 149.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This standard requires an issuer to classify certain financial instruments as liabilities. It also changes the classification of certain common financial instruments from either equity or presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 at this time has had no impact on the Company's results of operations, financial position or cash flows.

Reclassifications

Certain items in prior years have been reclassified for comparative purposes.

NOTE B - INVENTORIES

Inventories consist of the following:

                                                           June 30,
                                                   -------------------------
                                                      2004           2003
                                                   ----------     ----------
         Raw material                              $2,932,000     $3,874,000
         Work in process                              450,000      1,506,000
         Finished goods                             4,495,000      4,285,000
                                                   ----------     ----------
                                                   $7,877,000     $9,665,000
                                                   ==========     ==========

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                           June 30,
                                                   -------------------------
                                                      2004           2003
                                                   ----------     ----------
         Land                                      $  162,000     $  162,000
         Buildings                                  1,181,000      1,181,000
         Machinery and equipment                    1,225,000      1,183,000
         Furniture and fixtures                       347,000        317,000
         Leasehold improvements                     1,197,000      1,127,000
         Automobiles and trucks                        89,000         94,000
                                                   ----------     ----------
                                                    4,201,000      4,064,000
         Less: accumulated depreciation
          and amortization                          3,132,000      2,917,000
                                                   ----------     ----------
                                                   $1,069,000     $1,147,000
                                                   ==========     ==========

Depreciation and amortization expense of $368,000, $364,000 and $341,000 was recorded during the years ended June 30, 2004, 2003 and 2002, respectively

NOTE D - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under non-cancelable leases, with escalation clauses, that expire in various years through the year ended June 30, 2009.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

                Year Ended                    Office and Showroom
                 June 30,                          Facilities
                 --------                          ----------

                   2005                            $  852,000

                   2006                               794,000

                   2007                               729,000

                   2008                               532,000

                   2009                               613,000

Rental expense, including real estate taxes, for all operating leases, totaled $1,145,000, $969,000, and $669,000 for the years ended June 30, 2004, 2003 and
2002, respectively. The Company currently leases approximately 70,000 square feet of its West New York, New Jersey facility to outside parties. Rental income in fiscal 2004, 2003 and 2002 was $238,000, $196,000 and $252,000, respectively.

The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which expire in various years through 2007. Aggregate minimum commitments by fiscal year are as follows:

                  Year
                  Ended                              Minimum
                 June 30,                          Commitments
                 --------                          -----------
                   2005                            $   202,000

                   2006                                250,000

                   2007                                137,500

From time to time, the Company and its subsidiaries may be subject to claims and may become a party to legal proceeding which arise in the normal course of business. At June 30, 2004, there were no material, pending legal proceedings or material claims to which the Company was a party. In the opinion of management, disposition of all claims and legal proceedings is not expected to materially affect the Company's financial position, cash flows or results of operations.

The Company has not provided any financial guarantees as of June 30, 2004 and 2003.

NOTE E - CREDIT FACILITIES

On October 23, 2003, the Company amended its bank credit facility. The amended facility, which expires December 1, 2005, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula was also modified to allow for an additional amount of borrowing during the Company's peak borrowing season from July to November. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit has a financial covenant requiring that the Company maintain a minimum tangible net worth of $12,000,000 through June 30, 2004. The Company was in compliance with this financial covenant at June 30, 2004. As of June 30, 2004, borrowing on the short-term line of credit was $4,220,000, and the Company had $7,597,000 of additional availability (based on the borrowing formula) under its credit facility. At June 30, 2004, the Company was contingently obligated on open letters of credit with an aggregrate face amount of approximately $16,256,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at June 30, 2004 was 4.25%.

During fiscal 2004, the average amount outstanding under the short-term line was $8,221,000 with a weighted average interest rate of 3.89%. During 2003, the average amount outstanding under the short-term line was $7,657,000 with a weighted average interest rate of 4.16%. The maximum amount outstanding during fiscal 2004 and fiscal 2003 was $22,000,000 and $18,000,000, respectively.

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

NOTE F - STOCK OPTIONS

The Company maintains two stockholder-approved Stock Option Plans for key employees and consultants of the Company and one non-employee director plan.

The Company's 2000 Stock Option Plan, as amended ( the "2000 Plan"), originally provided for the grant of options to purchase up to 300,000 shares of Common Stock, and was amended during fiscal 2004 to increase the number of shares of Common Stock for which options may be granted by an additional 250,000 shares. The 1990 Stock Option Plan of the Company, as amended (the "1990 Plan"), provided for the grant of an aggregate of 500,000 shares of Common Stock. Options may no longer be granted under the 1990 Plan, although at June 30, 2004 options to purchase 87,500 shares of Common Stock remained outstanding. Stockholders of the Company had also approved a 1984 Stock Option Plan of the Company (as amended, the "1984 Plan"), which originally provided for the grant of up to 125,000 shares of Common Stock. Options may no longer be granted under the 1984 Plan and, at June 30, 2004, the last remaining options granted under the 1984 Plan expired. The Company also has in effect the 1996 Non-Employee Director Stock Option Plan (the "1996 Plan", and together with the 1990 Plan and the 2000 Plan, the "Plans"), under which options to purchase up to 100,000 shares of Common Stock may be issued to non-employee directors of the Company.

Under the Plans, the Board of Directors determines the per share option price which, in the case of incentive stock options granted and to be granted under the 1990 Plan, may not be less than the fair market value of the shares of Common Stock subject to the option on the date of the grant, or 110% of the fair market value for individuals who own or are deemed to own more than 10% of the combined voting power of all classes of stock of the Company. Options, which may be granted to October 2010, under the 2000 Plan and November 2006, under the 1996 Plan, are exercisable as determined by the Board of Directors at the time of grant.

Stock option transactions are summarized below:

                                                   2004                         2003                            2002
                                       ----------------------------   ----------------------------   ----------------------------
                                                        Weighted                        Weighted                        Weighted
                                                        Average                         Average                         Average
                                                        Exercise                        Exercise                        Exercise
                                          Shares         Price            Shares         Price          Shares           Price
                                       ------------    ------------   ------------    ------------   ------------    ------------
Outstanding - beginning of year             720,161    $       2.95        412,161    $       3.53        422,161    $       3.99

Granted                                      10,000            1.95        322,000            1.75             --              --

Exercised                                  (303,500)           2.45             --              --             --              --

Expired                                     (39,161)           9.54             --              --             --              --

Forfeited                                   (10,000)           2.21        (14,000)           2.86        (10,000)           4.06
                                       ------------    ------------   ------------    ------------   ------------    ------------
Outstanding and exercisable -
end of year                                 377,500    $       2.26        720,161    $       2.95        412,161    $       3.53
                                       ------------    ------------   ------------    ------------   ------------    ------------
Weighted-average fair value of
options granted during the year                        $       4.81                   $       1.08                   $         --
                                       ------------------------------------------------------------------------------------------

During the fiscal year ended June 30, 2004, certain officers of the Company exercised options to purchase 290,500 shares of the Company's Common Stock.
As permitted by the applicable stock option plan and contracts governing the options, the officers tendered to the Company and the Company purchased in partial payment of the exercise price for 210,500 of these options, 164,141 mature shares of Common Stock, with a market value of $569,000. During the same period, the Company repurchased 4,725 shares from employees who received distributions from the Company's ESOP at a price of $19,000.

The following table summarizes information about stock options outstanding at June 30, 2004:

                       Options Outstanding and Exercisable
         ------------------------------------------------------------------
                                               Weighted
                                               Average           Weighted
                               Number          Remaining         Average
         Range of           Outstanding at     Contractual       Exercise
         Exercise Prices    June 30, 2004      Life (Yrs)        Price
         ---------------    -------------     ------------     ------------
         $1.65 to $2.10            179,000         7.03            $1.66

         $2.21 to $2.88            142,000         5.73            $2.49

         $3.15 to $3.75             22,000         7.68            $3.31

         $4.06 to $4.13             22,500         2.00            $4.06

         $4.38 to $5.13             12,000         3.14            $4.72
                             -------------
         Totals                    377,500
                             -------------

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


NOTE H - INCOME TAXES

The components of the Company's tax provision (benefit)for the years ended June 30, 2004, 2003 and 2002 are as follows:

                                                                           June 30,
                                                           ----------------------------------------
                                                              2004           2003           2002
                                                           ----------     ----------     ----------
               Current:
               Federal                                     $  545,000     $  (11,000)    $       --
               State and Local                                 79,000        195,000         32,000
               Foreign                                        216,000         26,000         16,000
                                                           ----------     ----------     ----------
                                                              840,000        210,000         48,000
               Deferred:
               Federal and State                              344,000        400,000       (463,000)
                                                           ----------     ----------     ----------
               Provision (benefit)                         $1,184,000     $  610,000     $ (415,000)
                                                           ==========     ==========     ==========


Reconciliation between the provision (benefit) for income taxes computed by applying the federal statutory rate to income before income taxes and the actual provision (benefit) for income taxes is as follows:

------------------------------------------------------     ----------     ----------     ----------
June 30,                                                      2004           2003           2002
------------------------------------------------------     ----------     ----------     ----------
Provision (benefit) for income taxes at statutory rate           34.0%          34.0%         (34.0)%

State and local income taxes net of federal tax benefit           3.5            5.7           (3.0)

Expired foreign tax credits                                       0.7            4.7             --

Valuation Allowance for expiring foreign tax credits              3.5             --             --

Other                                                             3.1            2.9            1.0
                                                           ----------     ----------     ----------
Effective tax rate percent                                       44.8%          47.3%          36.0%
                                                           ==========     ==========     ==========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Foreign tax credits are expected to expire through June 30, 2007. The income tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of June 30, 2004 and 2003 are as follows:

------------------------------------       ---------------------------    --------------------------
June 30,                                              2004                           2003
------------------------------------       ---------------------------    --------------------------
                                              Assets       Liabilities      Assets       Liabilities
Depreciation
and amortization                            $   146,000    $        --    $        --    $   159,000

Leases                                               --         15,000             --         74,000

Foreign taxes                                   358,000             --        669,000             --

Valuation allowance                             (79,000)            --             --             --

Inventory                                       312,000             --        743,000             --


Bad debt, sales allowances and
other reserves                                  112,000             --        111,000             --

Other                                           562,000             --        449,000             --
                                            -----------    -----------    -----------    -----------
                                            $ 1,411,000    $    15,000    $ 1,972,000    $   233,000
                                            ===========    ===========    ===========    ===========

NOTE I - ACQUISITIONS

In January 2002, the Company acquired all of the issued and outstanding stock of Topsville, Inc., a New York City based manufacturer and distributor of private label infants' and children's clothing. The tangible and intangible assets acquired include, among other things, finished goods, work-in-process and raw material inventory, customer orders, trade names, office leases in New York City and Hong Kong, an office/warehouse facility in Florida, and office equipment, furniture and fixtures. The aggregate purchase price for the acquisition was $3,246,000 (excluding transaction costs of $407,433), of which $1,746,000 was paid at the closing of the transaction and the remainder of which was paid during the fifteen-month period after closing. At June 30, 2003, the entire obligation under the purchase agreement had been paid.

The Company recorded a pre-tax charge to earnings of $1,289,000 ($389,000 to cost of goods sold for the write-up of inventory, and $900,000 to amortization expense related to the order backlog, within selling and administrative expenses) for the year ended June 30, 2002. These charges primarily represent a fair value adjustment representing the write-up of the inventory purchased from Topsville, Inc., and the purchase order backlog acquired from Topsville which was amortized over the period that the related revenue was recorded by the Company which was from the date of acquisition to June 30, 2002. The remaining $79,000 of backlog allocated to open orders acquired with the acquisition was charged to earnings during the first quarter of fiscal year 2003.

The changes in the carrying amount of goodwill during the years ended June 30, 2004 and 2003 are as follows:

                                               2004           2003
                                            -----------    -----------
Balance as of beginning of year             $ 3,338,000    $ 3,342,000

Goodwill adjusted during the period                  --         (4,000)
                                            -----------    -----------
                                            $ 3,338,000    $ 3,338,000
                                            -----------    -----------

NOTE J - EMPLOYEES' BENEFIT PLANS

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

Fiscal Year Ended June 30,                              2004           2003
                                                     -----------    -----------
CHANGE IN BENEFIT OBLIGATION:

   Net benefit obligation at beginning of year       $ 4,735,000    $ 4,442,000

   Service cost                                          332,000        311,000

   Interest cost                                         278,000        260,000

   Actuarial loss                                        393,000        424,000

   Gross benefits paid                                  (148,000)      (702,000)
                                                     -----------    -----------
   Net benefit obligation at end of year             $ 5,590,000    $ 4,735,000
                                                     ===========    ===========


CHANGE IN PLAN ASSETS:

   Fair value of plan assets at beginning of year    $ 4,574,000    $ 4,379,000

   Employer contributions                                693,000        573,000

   Gross benefits paid                                  (148,000)      (702,000)

   Actual return on plan assets                          178,000        324,000
                                                     -----------    -----------
   Fair value of plan assets at end of year            5,297,000      4,574,000
                                                     ===========    ===========
   Funded status at end of year                         (293,000)      (160,000)

   Unrecognized net actuarial loss                     1,802,000      1,399,000

   Unrecognized transition amount                         (9,000)       (48,000)

   Unrecognized prior service cost                         1,000          1,000
                                                     -----------    -----------
   Prepaid benefit costs                             $ 1,501,000    $ 1,192,000
                                                     ===========    ===========


Pension expenses includes the following components:

  Fiscal Year Ended June 30,                                  2004           2003           2002
                                                           ----------     ----------     ----------
  COMPONENTS OF NET PERIODIC BENEFIT COST:

   Service cost                                            $  332,000     $  311,000     $  288,000

   Interest cost                                              278,000        260,000        247,000

   Expected return on assets                                 (198,000)      (259,000)      (249,000)

   Amortization of prior service cost                           1,000          1,000          1,000

   Amortization of transition assets                          (39,000)       (39,000)       (39,000)

   Amortization of actuarial loss                              10,000         85,000         54,000
                                                           ----------     ----------     ----------
   Net periodic cost                                       $  384,000     $  359,000     $  302,000
                                                           ==========     ==========     ==========

The accumulated benefit obligation for the defined benefit pension plan was $5,140,000 and $3,715,000 at June 30, 2004 and 2003.

Assumptions used to determine Benefit Obligation at June 30, 2004 and 2003 are as follows:

                                                              2004           2003
                                                           ----------     ----------
Discount rate                                                    5.50%          5.75%

Expected long-term return on plan assets                         6.00%          6.00%

Rate of compensation increase                                    3.75%          3.00%

Assumptions used in determining the net periodic cost:

June 30,                                                      2004           2003           2002
                                                           ----------     ----------     ----------
  Discount rate                                                  5.75%          5.75%          6.25%

  Rate of increase in compensation levels                        3.75%          3.00%          3.00%

  Expected long-term rate of return on assets                    6.00%          6.00%          6.50%

The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long-term on assets (primarily high-grade government bonds) in the Company's Pension Plan, including, if any, interest income and capital appreciation. The assumption has been determined based on expectations regarding future rates of return for the plan's investment portfolio.

The Company has the responsibility to formulate the investment policy and strategy for the Pension Plan's assets. The overall policy and strategy includes maintaining the highest return, with the lowest assumed risk, while striving to have the Plan fully-funded.

The Company has retained the professional services of a bond broker, which selects for investment high-grade government bonds, consistent with the Company's risk and investment strategy. This broker has investment discretion over the assets placed under its management, provided it is within the Company's risk and investment strategy.

The table below represents the Company's pension plan asset allocation at June 30, 2004 and 2003 by asset category.

                                                 Asset Allocation
Asset Category                                 2004           2003
--------------                              ----------     ----------

Equity securities                                    0%             1%
Debt securities                                     68%            57%
Other, primarily cash and cash equivalents          32%            42%
                                               -------        -------
Total                                              100%           100%
                                               =======        =======

The Company expects to contribute $752,000 to its defined benefit pension plan during the fiscal year ended June 30, 2005.

Anticipated payments during the next ten (10) fiscal years are as follows:


           Fiscal Year Ending June 30,          Expected Payment
           ---------------------------          ----------------
                     2005                          $  677,077
                     2006                             165,241
                     2007                           1,497,658
                     2008                             511,091
                     2009                             547,923
                   2010-2014                        4,221,704

The Company maintains a non-contributory Employee Stock Ownership Plan (the "ESOP") and Trust, for its employees who are not covered by a collective bargaining agreement. Contributions to the ESOP are at the discretion of the Company's Board of Directors. There was no ESOP expense for the years ended June 30, 2004, 2003 and 2002.

Vesting occurs after five years of service. However, if the ESOP is deemed "top-heavy", vesting will occur at the rate of 20% per year after the completion of the second year of service.

The Company has a 401(K) savings plan for the benefit of its Topsville, Inc. employees, which existed prior to the Company's acquisition of Topsville. No contributions by the Company were made during fiscal 2004.

The Company recently entered into an amendment to its collective bargaining agreement with Local 62-32, UNITE, AFL-CIO, which covers all 16 of Jaclyn's union employees. The term of the agreement has been extended until October 31, 2006. The agreement allows the Company, in its discretion, to withdraw from the Union's multi-employer pension plan. A withdrawal would terminate the Company's obligations to make future contributions to the pension plan, although the Company would be required to contribute to the union's 401-K plan and as such, has not recorded any charge relating to this contingency in its consolidated financial statements. During fiscal 2004, the Company decided to withdraw from the pension plan. This decision obligates the Company for a portion of the unfunded pension obligation. The final determination of the withdrawal liability is impacted by the timing of the final settlement by the Company to withdraw from the plan and the continued participation of other companies that contribute to the pension plan. Based on the latest information provided to the Company by the union, the estimated present value is approximately $500,000.

NOTE K - NET EARNINGS (LOSS) PER SHARE

The Company's calculation of Basic and Diluted Net Earnings (Loss) Per Share are as follows:

                                                         Year Ended June 30,
                                               ---------------------------------------
                                                  2004          2003          2002
                                               -----------   -----------   -----------
Basic Net Earnings (Loss) Per Share:

Net Earnings (Loss)                            $ 1,458,000   $   683,000   $  (739,000)
                                               -----------   -----------   -----------
Basic Weighted Average Shares Outstanding        2,531,000     2,521,000     2,561,000
                                               -----------   -----------   -----------
Basic Net Earnings (Loss) Per Common Share     $       .58   $       .27   $      (.29)
                                               -----------   -----------   -----------


Diluted Net Earnings (Loss) Per Share:

Net Earnings (Loss)                            $ 1,458,000   $   683,000   $  (739,000)
                                               -----------   -----------   -----------
Basic Weighted Average Shares Outstanding        2,531,000     2,521,000     2,561,000

Add: Dilutive Options                              156,000        26,000           (a)
                                               -----------   -----------   -----------
Diluted Weighted Average Shares Outstanding      2,687,000     2,547,000     2,561,000
                                               -----------   -----------   -----------
Diluted Net Earnings (Loss) Per Common Share   $       .54   $       .27   $      (.29)
                                               -----------   -----------   -----------

(a): Options are not considered part of the diluted weighted average share calculation where there is a loss for the period, since they would be anti-dilutive.

Options to purchase 256,000 common shares were outstanding as of June 30, 2003 but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

NOTE L - REPURCHASE OF SHARES FOR TREASURY

The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company is financing these repurchases from its own funds from operations and/or from its bank credit facility. As of June 30, 2004, the Company purchased 233,982 shares of its Common Stock at a cost of approximately $860,000.


NOTE M - UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data amounts for the fiscal years ended June 30, 2004 and 2003 are as follows:


                                                                Three Months Ended
                                          -----------------------------------------------------------
                                           June 30,        March 31,     December 31,   September 30,
                                             2004            2004            2003           2003
                                         ------------    ------------    ------------   ------------
Net sales                                $ 28,796,000    $ 26,413,000    $ 38,745,000   $ 29,896,000

Gross profit                                7,553,000       6,721,000       9,328,000      7,590,000

Net earnings (loss)                           441,000        (240,000)        899,000        358,000

Net earnings (loss) per common share -
basic                                    $        .18    $       (.09)   $        .35   $        .14

Net (loss) earnings per common share -
diluted                                  $        .17    $       (.09)   $        .33   $        .13

                                                                Three Months Ended
                                          -----------------------------------------------------------
                                           June 30,        March 31,     December 31,   September 30,
                                             2003            2003           2002            2002
                                         ------------    ------------    ------------   ------------
Net sales                                $ 22,510,000    $ 20,816,000    $ 35,689,000   $ 29,945,000

Gross profit                                5,259,000       5,400,000       8,313,000      6,482,000

Net (loss) earnings - see Note below         (209,000)       (213,000)        799,000        306,000

Net (loss) earnings per common share -
basic and diluted - see Note below       $       (.06)   $       (.09)   $        .30   $        .12

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


JACLYN INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
================================================================================

        Column                                               Column         Column          Column         Column
           A                                                    B              C               D             E

                                                                           Additions
                                                            Balance at      Charged                        Balance
                                                           beginning of     to costs                        at end
Description                                                   period      and expenses    Deductions      of period
                                                           ------------   ------------   ------------   ------------
Fiscal Year ended June 30, 2004

Allowance for doubtful accounts                            $    165,000   $     12,000   $         --   $    177,000

Allowance for sales discounts, returns and allowances         2,527,000      6,784,000     (6,926,000)     2,385,000


Fiscal Year ended June 30, 2003

Allowance for doubtful accounts                                 160,000         39,000        (34,000)       165,000

Allowance for sales discounts, returns and allowances           809,000      6,309,000     (4,591,000)     2,527,000


Fiscal Year ended June 30, 2002

Allowance for doubtful accounts                                  37,000        108,000         15,000        160,000

Allowance for sales discounts, returns and allowances           928,000      2,372,000     (2,491,000)       809,000

             ======================================================


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


             ------------------------------------------------------


                                    EXHIBITS

                                       to

                           ANNUAL REPORT ON FORM 10-K

                               FOR THE FISCAL YEAR

                               ENDED JUNE 30, 2004


             ------------------------------------------------------


                                  JACLYN, INC.



             ======================================================

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

4(c) Revolving Loan Agreement dated December 23, 200 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(c) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2003).

10(a) 1984 Employee Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1989).*

10(b) 1990 Stock Option Plan of the Registrant, as amended (incorporated herein by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1991).*

10(c) Second Amended and Restated Stockholders' Agreement dated May 12, 2003 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 9 to the Schedule 13D dated May 15, 2003 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

10(d) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

10(e) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

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

10(h) 1996 Non-Employee Director Stock Optio Plan (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).*

10(i) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

10(j) Non-Qualified Stock Option Contract dated December 3, 1996 between the Registrant and Richard Chestnov (incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1997).

10(k) Non-Qualified Stock Option Contract dated August 19, 1997 between the Registrant and Al Safer (incorporated by reference to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  1997).

10(l) Non-Qualified Stock Option Contract dated December 3, 1997 between the Registrant and Martin Brody (incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).

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

10(o) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, for the fiscal year ended June 30,
                  1998).*

10(p) Purchase and Sale Agreement dated January 11, 1999 between Banner Industries of New York, Inc. and Jaclyn,
                  Inc.(incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, dated January 26, 1999).

10(q) Non-Qualified Stock Option Contract dated November 30, 1999, between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(x) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

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

10(t) Non-Qualified Stock Option Contract dated June 12, 2000, between the Registrant and Norman Axelrod (incorporated herein by reference to Exhibit 10(aa) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2000).

10(u) Non-Qualified Stock Option Contract dated December 2, 1998 between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

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

10(x) Non-Qualified Stock Option Contract dated November 30, 2001, between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1999).

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

10(bb) Purchase and Sale Agreement dated January 10, 2002 between Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

10(cc) Consulting Agreement dated January 10, 2002 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

10(dd) Amendment to Consulting Agreement dated December 15, 2003, between Natoosh, LLC, Mark Nitzberg and the Registrant.

10(ee) Payment and Indemnification Agreement dated January 10, 2002 by and among Capital Factors, Inc., Topsville, Inc. Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on For 8-K, File No. 1-5863, dated January 24, 2002).

10(ff) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Richard Chestnov (incorporated herein by reference to Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2003).

10(gg) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Albert Safer (incorporated herein by reference to Exhibit 10(gg) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2003). .

10(hh) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Martin Brody (incorporated herein by reference to Exhibit 10(hh) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2003).

10(ii) Non-Qualified Stock Option Contract dated December 3, 2002 between the Registrant and Norman Axelrod (incorporated herein by reference to Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2003).

10(jj) Non-Qualified Stock Option Contract dated March 19, 2003, between the Registrant and Harold Schechter (incorporated herein by reference to Exhibit 10(jj) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2003).

10(kk) Consent and Joinder Agreement dated August 10, 2004 among the Registrant, Mark Nitzberg and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 12 to the Schedule 13D dated August 16, 2004 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

10(ll) Non-Qualified Stock Option Contract dated November 14, 2003 between the Registrant and Richard Chestnov.

10(mm) Non-Qualified Stock Option Contract dated November 14, 2003 between the Registrant and Albert Safer.

10(nn) Non-Qualified Stock Option Contract dated November 14, 2003 between the Registrant and Martin Brody.

10(oo) Non-Qualified Stock Option Contract dated November 14, 2003 between the Registrant and Norman Axelrod.

10(pp) Non-Qualified Stock Option Contract dated November 14, 2003 between the Registrant and Harold Schechter.

14                Code of Ethics for Finance Professionals of the Registrant.

21                Subsidiaries of the Registrant.

31(a) Rule 13a-14(a) Certification of Robert Chestnov President and Chief Executive Officer of the Company.

31(b) Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(a)             Code of Business Conduct and Ethics of the Registrant.
--------------------
* Management contract or compensatory plan or arrangement