Form 10-Q
period 2004-09-30
JACLYN INC
filed 2004-11-12
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2004
                                       ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to ________

        Commission File Number 1-5863

                                  JACLYN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                22-1432053
     -------------------------------       ------------------------------------
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at November 1, 2004
------------------------------------           -------------------------------
Common Stock, par value $1 per share                       2,597,879

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX


Part I. Financial Information

Item 1
         Condensed Consolidated Balance Sheets -
            September 30, 2004 (unaudited) and June 30, 2004 (derived
            from audited financial statements)                                3

         Condensed Consolidated Statements of Earnings -
            Three Months Ended September 30, 2004 and 2003 (unaudited)        4

         Condensed Consolidated Statements of Cash Flows - Three Months
            Ended September 30, 2004 and 2003 (unaudited)                     5

         Notes to Condensed Consolidated Unaudited Financial Statements       6

Item 2
         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          11

Item 3
         Quantitative and Qualitative Disclosures about Market Risk          19

Item 4   Controls and Procedures                                             19

Part II. Other Information:

Item 2
         Unregistered Sales of Equity Securities and Use of Proceeds         20

Item 6
         Exhibits                                                            21

         Signatures                                                          23

         Certifications                                                      25

                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                        September 30,       June 30,
                                                             2004             2004
                                                         (Unaudited)      (See below)
                                                        -------------    -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                               $         103    $         626
Accounts receivable, net                                       27,870           17,894
Inventory                                                      13,318            7,877
Prepaid expenses and other current assets                       1,650            1,536
                                                        -------------    -------------
TOTAL CURRENT ASSETS                                           42,941           27,933
                                                        -------------    -------------

PROPERTY PLANT AND EQUIPMENT, NET                               1,045            1,069
GOODWILL                                                        3,338            3,338
OTHER ASSETS                                                    2,302            2,149
                                                        -------------    -------------
TOTAL ASSETS                                            $      49,626    $      34,489
                                                        =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - bank                                    $      20,310    $       4,220
Accounts payable                                                3,653            6,373
Other current liabilities                                       4,292            3,725
                                                        -------------    -------------
TOTAL CURRENT LIABILITIES                                      28,255           14,318
                                                        -------------    -------------

MORTGAGE PAYABLE                                                2,844            2,880
OTHER LONG TERM LIABILITIES                                         -               15
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock                                                    3,369            3,369
Additional paid-in capital                                      9,949           10,390
Retained earnings                                              10,581            9,716
                                                        -------------    -------------
                                                               23,899           23,475
Less:  Common shares in treasury at cost                        5,372            6,199
                                                        -------------    -------------
TOTAL STOCKHOLDERS' EQUITY                                     18,527           17,276
                                                        -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $      49,626    $      34,489
                                                        =============    =============

The June 30, 2004 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)

                                                                    Three Months Ended
                                                                      September 30,
                                                                   2004          2003
                                                                ----------    ----------
Net sales                                                       $   35,805    $   29,896
Cost of goods sold                                                  27,211        22,306
                                                                ----------    ----------
Gross profit                                                         8,594         7,590
                                                                ----------    ----------

Shipping, selling and administrative expenses                        6,915         6,772
Interest expense                                                       183           155
                                                                ----------    ----------
                                                                     7,098         6,927
                                                                ----------    ----------
Earnings before income taxes                                         1,496           663
Provision for income taxes                                             631           305
                                                                ----------    ----------
Net earnings                                                    $      865    $      358
                                                                ==========    ==========
Net earnings per common share - basic                           $      .34    $      .14
                                                                ==========    ==========
Weighted average number of shares outstanding - basic            2,544,000     2,531,000
                                                                ==========    ==========
Net earnings per common share - diluted                         $      .32    $      .13
                                                                ==========    ==========
Weighted average number of shares outstanding - diluted          2,674,000     2,708,000
                                                                ==========    ==========

            See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                           Three Months Ended
                                                                              September 30,
                                                                           2004           2003
                                                                        ----------     ----------
  Cash Flows From Operating Activities:
  Net Earnings                                                          $      865     $      358
  Adjustments to reconcile net earnings to net cash used in
     operating activities:
  Depreciation and amortization                                                 98             93
  Changes in assets and liabilities:
     Increase in accounts receivable, net                                   (9,976)        (5,139)
     Increase in inventory                                                  (5,441)        (9,978)
     (Increase) decrease in prepaid expenses and other assets                 (270)            27
     Decrease in accounts payable and other current liabilities             (2,030)          (150)
                                                                        ----------     ----------
  Net cash used in operating activities                                    (16,754)       (14,789)
                                                                        ----------     ----------

  Cash Flows From Investing Activities:
     Purchase of property and equipment                                        (71)           (36)
                                                                        ----------     ----------
  Net cash used in investing activities                                        (71)           (36)
                                                                        ----------     ----------

  Cash Flows From Financing Activities:
     Increase in loans payable - bank                                       16,090         15,050
     Payment of proceeds from mortgage loan                                    (34)           (34)
     Repurchase of common stock                                                 (6)          (548)
     Exercise of stock options                                                 252            610
                                                                        ----------     ----------
Net cash provided by financing activities                                   16,302         15,078
                                                                        ----------     ----------
Net (Decrease) Increase in Cash and Cash Equivalents                          (523)           253
Cash and Cash Equivalents, beginning of period                                 626             66
                                                                        ----------     ----------
Cash and Cash Equivalents, end of period                                $      103     $      319
                                                                        ----------     ----------

Supplemental Information:
  Interest paid                                                         $      157     $      131
                                                                        ----------     ----------
  Taxes paid                                                            $      458     $      570
                                                                        ----------     ----------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1. Basis of Presentation:

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of earnings and cash flows for the three month periods ended September 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 2004 Annual Report to Stockholders for the year ended June 30, 2004. The results of operations for the period ended September 30, 2004 are not necessarily indicative of operating results for the full fiscal year.

2. Stock-Based Compensation :

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

                                                                       Three Months Ended
--------------------------------------------------------------------------------------------
                                                                          September 30,
--------------------------------------------------------------------------------------------
                                                                         2004         2003
Net earnings
  As reported                                                         $     865    $     358
  Deduct: Total stock based employee compensation expense
    determined under fair value based method, net of taxes                    -            -
--------------------------------------------------------------------------------------------
  Pro forma Net Earnings                                              $     865    $     358
--------------------------------------------------------------------------------------------
Basic net earnings per share:
  As reported                                                         $     .34    $     .14
  Pro forma                                                           $     .34    $     .14
--------------------------------------------------------------------------------------------
Diluted net earnings per share:
  As reported                                                         $     .32    $     .13
  Pro forma                                                           $     .32    $     .13
--------------------------------------------------------------------------------------------

There were no options granted during the first quarter of fiscal 2005 and 2004.


3. Earnings Per Share:

The Company's calculation of Basic and Diluted Net Earnings Per Common Share follows (in thousands, except share amounts):

                                                       Three Months Ended
                                                         September 30,
                                                       2004          2003
                                                    ----------    ----------
Basic Net Earnings Per Common Share:

Net Earnings                                        $      865    $      358
                                                    ----------    ----------
Basic Weighted Average Shares Outstanding            2,544,000     2,531,000
                                                    ----------    ----------
Basic Net Earnings Per Common Share                 $      .34    $      .14
                                                    ----------    ----------


                                                       Three Months Ended
                                                         September 30,
                                                       2004          2003
                                                    ----------    ----------
Diluted Net Earnings Per Common Share:

Net Earnings                                        $      865    $      358
                                                    ----------    ----------
Basic Weighted Average Shares Outstanding            2,544,000     2,531,000

Add: Dilutive Options                                  130,000       177,000
                                                    ----------    ----------
Diluted Weighted Average Shares Outstanding          2,674,000     2,708,000
                                                    ----------    ----------
Diluted Net Earnings Per Common Share               $      .32    $      .13
                                                    ----------    ----------

Options to purchase an additional 113,000 common shares at prices ranging from $4.06 to $12.38 per share, were outstanding at September 30, 2003, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

4. Inventories:

Inventories consist of the following components (in thousands):

                                  September 30, 2004       June 30, 2004
                                  ------------------    ------------------

Raw materials                     $              642    $            2,932

Work in process                                1,927                   450

Finished Goods                                10,749                 4,495
                                  ------------------    ------------------

                                  $           13,318    $            7,877
                                  ------------------    ------------------


5. Repurchase of Common Stock and Exercise of Stock Options:

The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. For the three-month period ended September 30, 2004, the Company purchased 1,000 shares of its Common Stock. As of September 30, 2004, the Company purchased a total of 234,982 shares of its Common Stock at a cost of approximately $865,000 in connection with the repurchase program.

In August 2004, a sales representative of the Company exercised 120,000 non-qualified stock options at $2.10 per share, or $252,000. The shares related to these options were issued from the Company's treasury shares at an average cost of $6.94 per share, or approximately $832,800. The Company recorded a tax benefit by reducing Federal Income Taxes Payable (included in Other Current Liabilities), and increasing Additional Paid-In Capital by $140,000, associated with the exercise of these non-qualified stock options.


6. Financing Agreements:

On October 23, 2003, the Company amended its bank credit facility. The amended facility, which expires December 1, 2005, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula was also modified to allow for an additional amount of borrowing during the Company's peak borrowing season from July to November. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit has a financial covenant requiring that the Company maintain a minimum tangible net worth of $12,000,000. The Company was in compliance with this financial covenant at September 30, 2004. As of September 30, 2004, borrowing on the short-term line of credit was $20,310,000, and the

Company had $9,211,000 of additional availability (based on the borrowing formula) under its credit facility. At September 30, 2004, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $10,479,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at September 30, 2004 was 4.50%.

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

7. Contractual Obligations and Commercial Commitments :

The Company leases office facilities under non-cancelable leases that expire in various years through the year ended June 30, 2009. Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:


                           Year Ended    Office and Showroom
                            June 30,         Facilities

                              2005          $   587,000

                              2006              794,000

                              2007              729,000

                              2008              532,000

                              2009              613,000


The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which expire in various years through 2007. Aggregate minimum commitments by fiscal year are as follows:

                           Year Ended           Minimum
                            June 30,          Commitments

                              2006           $    175,000

                              2007                200,000


From time to time, the Company and its subsidiaries may be subject to claims and may become a party to legal proceeding which arise in the normal course of business. At September 30, 2004, there were no material, pending legal proceedings or material claims to which the Company was a party. In the opinion of management, disposition of all claims and legal proceedings is not expected to materially affect the Company's financial position, cash flows or results of operations.

The Company has not provided any financial guarantees as of September 30, 2004


8. Retirement Plans:

Pension expenses includes the following components:

Fiscal Quarter Ended September 30,                    2004            2003

COMPONENTS OF NET PERIODIC BENEFIT COST:
   Service cost                                   $   105,850     $    77,750
   Interest cost                                       86,250          65,000
   Expected return on assets                          (79,465)        (64,750)
   Amortization of prior service cost                     150             250
   Amortization of transition assets                   (2,340)         (9,750)
   Amortization of actuarial loss                      39,555          21,250
                                                  ---------------------------
   Net periodic cost                              $   150,000     $    89,750
                                                  ===========================

The Company previously disclosed in its financial statements for the year ended June 30, 2004, that it expected to contribute $752,000 to its pension plan in fiscal 2005. As of September 30, 2004, no contribution has been made.

Recently Issued Accounting Standards:

In June 2004, the Financial Accounting Standards Board (SFAS) issued an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143, and is effective no later than the end of our 2005 fiscal year. We have determined that this interpretation, and the adoption of SFAS No. 143, will not have a material impact on our consolidated financial statements.

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


Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company and its subsidiaries are engaged in the design, manufacture, distribution and sale of women's and children's apparel, and fabric handbags, sport bags, backpacks, cosmetic bags, and related products. Our apparel lines include women's loungewear, sleepwear, dresses and sportswear, and lingerie, as well as infants' and children's clothing. Our products are, for the most part, made to order, marketed and sold to a range of retailers; primarily national mass merchandisers.

Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of net sales and net income for the year during the first and second fiscal quarters during which time our customers generally increase inventory levels in anticipation of both back-to-school and holiday sales. We expect that trend to continue during fiscal 2005. The Company believes this seasonality is consistent with the general pattern associated with sales to the retail industry and we expect this pattern to continue. Consequently, the results for any one quarter in a fiscal year are not necessarily indicative of results for the whole year. The Company's quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers and economic conditions. Accordingly, comparisons between quarters may not necessarily be meaningful, and the results for any one quarter are not necessarily indicative of future quarterly results or of full-year performance.

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

The Company's accounting policies are more fully described in Note A to the June 30, 2004 consolidated financial statements, located in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2004. Management has identified certain critical accounting policies that are described below.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased $523,000 during the three-month period ended September 30, 2004 to $103,000 from $626,000 at June 30, 2004.

Net cash used in operating activities totaled $16,754,000, primarily from an increase in inventory levels totaling $9,976,000 to meet anticipated second quarter shipping, and an increase in accounts receivable of $5,441,000 which reflects much higher shipping in the September 2004 fiscal quarter compared to the June 2004 fiscal quarter. Funds provided by financing activities of $16,302,000 were mostly the result of $16,090,000 in borrowing from the Company's bank under its line of credit facility and from the exercise of stock options totaling $252,000. These funds were used to finance the higher level of seasonal business activity.

Net cash used in investing activities of $71,000 was for purchases of property and equipment.

In October 2003, the Company amended its bank credit facility. The amended facility, which expires December 1, 2005, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula was also modified to allow for an additional amount of borrowing during the Company's peak borrowing season from July to November. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit has a financial covenant requiring that the Company maintain a minimum tangible net worth of $12,000,000. The Company was in compliance with this financial covenant at September 30, 2004. As of September 30, 2004, borrowing on the short-term line of credit was $20,310,000, and the Company had $9,211,000 of additional availability (based on the borrowing formula) under its credit facility. At September 30, 2004, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $10,479,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at September 30, 2004 was 4.50%.

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

There were no material commitments for capital expenditures at September 30, 2004.

The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. For the three-month period ended September 30, 2004, the Company purchased 1,000 shares of its Common Stock at a cost of approximately $5,000. As of September 30, 2004, the Company purchased a total of 234,982 shares of its Common Stock at a cost of approximately $865,000 in connection with the repurchase program.


Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of September 30, 2004:

                                                       * * * * Payments Due by Period * * * *

                                                      Less than 1                                      More than
Contractual Obligations                Total             Year          1-3 Years       3-5 Years        5 Years

Notes Payable                        $ 20,310,000    $ 20,310,000               -               -               -

Mortgage Payable                        2,989,000         145,000         323,000         366,000       2,155,000

Royalties                                 375,000               -         375,000               -

Operating Leases                        3,008,000         783,000       1,314,000         872,000          39,000
                                     ----------------------------------------------------------------------------

Total Contractual Obligations        $ 26,682,000    $ 21,238,000    $  2,012,000    $  1,238,000    $  2,194,000
                                     ----------------------------------------------------------------------------


                                        Total         Less than 1                                      More than
Other Commercial Commitments         Commitments         Year          1-3 Years       3-5 Years        5 Years
-----------------------------------------------------------------------------------------------------------------
Letters of Credit                    $ 10,479,000    $ 10,479,000               -               -               -
                                     ----------------------------------------------------------------------------

Total Commercial Commitments         $ 10,479,000    $ 10,479,000               -               -               -
                                     ----------------------------------------------------------------------------

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


RESULTS OF OPERATIONS

Net sales were $35,805,000 during the three-month period ended September 30, 2004, compared to $29,896,000 in the prior fiscal three-month comparable period. Sales by category were as follows:

Net sales for the Apparel category were $25,872,000, or $2,852,000 higher than the prior fiscal year. This 12.4% increase in the current three-month period versus last year's same period was primarily due to increased customer orders from existing customers of the children's apparel business and the introduction of new items within this business, offset by much lower catalog apparel sales due to continued lower demand for mail order items. In addition, slightly higher levels of shipping in the women's sleepwear business added to this year's first quarter Apparel category increase.

Net sales totaling $9,933,000 for the Handbags category increased 44.4% in the first quarter of fiscal 2005 compared to the prior fiscal year's same fiscal quarter total of $6,877,000. The sales increase primarily reflected higher sales in the premium incentive business due to expanded programs for one of its significant customers.

Gross margins were 24.0% in the first quarter of fiscal 2005 compared to 25.4% in the first quarter of 2004. Gross margins by category were as follows:

Gross margin for the Apparel category decreased slightly to 26.6% in the first three months of fiscal 2005 from 26.7% in the first quarter of fiscal 2004. The ..1% decrease was primarily the result of lower margins in the women's sleepwear business for licensed product shipped, not completely offset by better 2005 first quarter margins in the children's apparel business attributable to product mix.

Gross margin for the Handbags category decreased to 17.1% in the first quarter of fiscal 2005 from 20.9% in the first three months of fiscal 2004. This decrease was mainly due to lower children's handbag margins reflecting lower licensed product sales, as well as slightly lower premium incentive business margins attributable to market place competition on several programs causing this business to reduce its gross margins to an acceptable level without losing the customer.

As a percentage of net sales, shipping, selling and administrative expenses decreased to 19.3% from 22.7%. Shipping, selling and administrative expenses increased, however, by $143,000 in the first quarter of fiscal 2005 compared to the prior year comparable period, mainly due to higher shipping and warehousing expense totaling $304,000 relating to additional sales volume as well as higher warehousing costs, and higher product development costs totaling $98,000, offset, in part, by lower royalty expense totaling $249,000 related to fewer licensed product sales in this fiscal quarter compared to the same fiscal quarter last year.

Interest expense in the first quarter of fiscal 2005 increased to $183,000, or $28,000 above the last year's first quarter of $155,000, primarily the result of a higher level of average borrowing to support this year's first quarter higher sales along with slightly higher interest rates on the Company's line of credit.

The increase of $833,000 in earnings before income taxes for the three month period ended September 30, 2004 to $1,496,000 from earnings before income taxes of $663,000 in the prior fiscal comparable period was primarily due to higher sales and gross profit dollars, offset by shipping, selling and administrative expenses at a reduced percentage of net sales in this year's fiscal quarter (19.3%) compared to last year's comparable fiscal quarter (22.7%),as further discussed above. For the three-month period ended September 30, 2004, the Company had an effective tax rate of 42.2% compared to a higher rate of 46.0% in the first three month period of the prior year, primarily the result of expired foreign tax credits during the first quarter of fiscal 2003. Net earnings increased $507,000 to $865,000 for the three month period ended September 30, 2004 from $358,000 in the prior comparable period.

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

SEASONALITY

The Company's business is subject to substantial seasonal variations. Historically, the Company has generally realized a significant portion of its net sales and net income for the year during the first and second fiscal quarters. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of shipments to customers and economic conditions. The Company believes this is the general pattern associated with its sales to the retail industry and expects this pattern will continue in the future. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information set forth under the caption "Item 7A-Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Item 4. Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 10, 2004, the Company issued an aggregate of 120,000 shares of its common stock, $1.00 par value per share ("Common Stock"), upon the exercise of stock options previously granted. The Company received an aggregate of $252,000 in cash from the individual exercising these options (the "Optionee") in full payment of the exercise price for the issued shares.

The Company is relying on an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the issuance of the shares of Common Stock. The Optionee has represented, warranted and agreed, among other things, that the shares of Common Stock issued upon the exercise of the applicable options have been acquired for his own account, for investment only and not with a view to the resale or distribution thereof; and understands that the shares of Common Stock must be held indefinitely unless the sale or other transfer thereof is subsequently registered under the Securities Act or an exemption from such registration is available at that time. The Optionee has also represented that he has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of his investment in the shares of Common Stock; has adequate means of providing for his current needs and possible future contingencies; is able to bear the economic risks of his investment in the shares of Common Stock; is able to hold the shares of Common Stock for an indefinite period of time and has a sufficient net worth to sustain a loss of his investment in the shares of Common Stock in the event any loss should occur, and has had access to and received such documents and information concerning the Company as he has requested. A Securities Act restrictive legend will be placed on any certificate representing the shares of Common Stock and stop transfer instructions will be placed on any such certificates as may be necessary or appropriate to, among other things, prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act and any applicable state securities laws.


Issuer Purchases of Equity Securities

     The following sets forth certain information with respect to purchases by the Company of shares of Common Stock during the three months ended September 30, 2004:

---------------------------------------------------------------------------------------------------------------------
                                                                          Total Number
                                                                      Of Shares Purchased          Maximum Number
                                                                             as Part             of Shares that May
                                 Total               Average               Of Publicly            Yet Be Purchased
                           Number of Shares         Price Paid           Announced Plans        Under the Plans or
       Period                  Purchased            per Share            Or Programs(1)              Programs
---------------------------------------------------------------------------------------------------------------------
    July 1, 2004-
    July 31, 2004                   -                                            -                    116,018
---------------------------------------------------------------------------------------------------------------------
   August 1, 2004-
   August 31, 2004                  -                      -                     -                    116,018
---------------------------------------------------------------------------------------------------------------------
  September 1, 2004-
  September 30, 2004            1,000                  $5.40                 1,000                    115,018
---------------------------------------------------------------------------------------------------------------------
        Total                   1,000                  $5.40                 1,000                    115,018
---------------------------------------------------------------------------------------------------------------------


(1) On December 3, 2002, the Company publicly announced that the Board of Directors authorized the repurchase by us of up to 350,000 shares of Common Stock, and that purchases would be made from time to time in the open market and/or through privately negotiated transactions, subject to general market and other conditions. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 5 of the Notes to Consolidated Financial Statements on page 8 of this Form 10-Q for additional information about repurchases of shares of Common Stock.



Item 6. Exhibits

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

                                                   JACLYN, INC.
                                                   (Registrant)


November 12, 2004                                  /s/ Allan Ginsburg
                                                   -------------------------
                                                   Allan Ginsburg
                                                   Chairman of the Board

November 12, 2004                                  /s/ Anthony Christon
                                                   -------------------------
                                                   Anthony Christon
                                                   Vice President
                                                   Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


  Exhibit No.                     Description                             Page
  -----------                     -----------                             ----

     31(a)    Rule 13a-14(a) Certification of Robert Chestnov,             25
              President and Chief Executive Officer of the Company.

     31(b)    Rule 13a-14(a) Certification of Anthony Christon,            26
              Principal Financial Officer of the Company.

     32       Certification Pursuant to 18 U.S.C. Section 1350, as         27
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.