Form 10-Q
period 2004-12-31
JACLYN INC
filed 2005-02-14
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2004
                                        -----------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from          to
                                       ---------   ---------

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

                                      NONE
                                      ----

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at February 1, 2005
------------------------------------             -------------------------------
Common Stock, par value $1 per share                          2,625,157

                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                    December 31,     June 30,
                                                        2004           2004
                                                     (Unaudited)    (See below)
                                                    ------------   ------------
     ASSETS
     CURRENT ASSETS:
     Cash and cash equivalents                      $      1,633   $        626
     Accounts receivable, net                             20,648         17,894
     Inventory                                             7,568          7,877
     Prepaid expenses and other current assets             1,729          1,536
                                                    ------------   ------------
     TOTAL CURRENT ASSETS                                 31,578         27,933
                                                    ------------   ------------

     PROPERTY PLANT AND EQUIPMENT, NET                     1,222          1,069
     GOODWILL                                              3,338          3,338
     OTHER ASSETS                                          2,150          2,149
                                                    ------------   ------------
     TOTAL ASSETS                                   $     38,288   $     34,489
                                                    ============   ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
     Notes payable - bank                           $      7,990   $      4,220
     Accounts payable                                      4,022          6,373
     Other current liabilities                             4,766          3,725
                                                    ------------   ------------
     TOTAL CURRENT LIABILITIES                            16,778         14,318
                                                    ------------   ------------

     MORTGAGE PAYABLE                                      2,806          2,880
     OTHER LONG TERM LIABILITIES                              --             15
     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:
     Common stock                                          3,369          3,369
     Additional paid-in capital                            9,854         10,390
     Retained earnings                                    10,737          9,716
                                                    ------------   ------------
                                                          23,960         23,475
     Less:  Common shares in treasury at cost              5,256          6,199
                                                    ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                           18,704         17,276
                                                    ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     38,288   $     34,489
                                                    ============   ============

The June 30, 2004 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)

                                                            Three Months Ended         Six Months Ended
                                                                December 31,              December 31,
                                                          -----------------------   -----------------------
                                                             2004         2003         2004         2003
                                                          ----------   ----------   ----------   ----------
Net sales                                                 $   38,441   $   38,745   $   74,246   $   68,641
Cost of goods sold                                            30,559       29,417       57,770       51,723
                                                          ----------   ----------   ----------   ----------
Gross profit                                                   7,882        9,328       16,476       16,918
                                                          ----------   ----------   ----------   ----------

Shipping, selling and administrative expenses                  7,248        7,523       14,163       14,295
Interest expense                                                 277          223          460          378
                                                          ----------   ----------   ----------   ----------
                                                               7,525        7,746       14,623       14,673
                                                          ----------   ----------   ----------   ----------
Earnings before income taxes                                     357        1,582        1,853        2,245
Provision for income taxes                                       201          683          832          988
                                                          ----------   ----------   ----------   ----------
Net earnings                                              $      156   $      899   $    1,021   $    1,257
                                                          ==========   ==========   ==========   ==========
Net earnings per common share - basic                     $      .06   $      .35   $      .40   $      .49
                                                          ==========   ==========   ==========   ==========
Weighted average number of shares outstanding - basic      2,601,000    2,558,000    2,572,000    2,545,000
                                                          ==========   ==========   ==========   ==========
Net earnings per common share - diluted                   $      .06   $      .33   $      .38   $      .46
                                                          ==========   ==========   ==========   ==========
Weighted average number of shares outstanding - diluted    2,726,000    2,733,000    2,700,000    2,721,000
                                                          ==========   ==========   ==========   ==========

            See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                        Six Months Ended
                                                                                          December 31,
                                                                                    ------------------------
                                                                                       2004          2003
                                                                                    ----------    ----------
  Cash Flows From Operating Activities:
  Net Earnings                                                                      $    1,021    $    1,257
  Adjustments to reconcile net earnings to net cash used in operating activities:
  Depreciation and amortization                                                            208           187
  Changes in assets and liabilities:
     Increase in accounts receivable, net                                               (2,754)       (2,289)
     Decrease (increase) in inventory                                                      309        (2,933)
     (Increase) decrease in prepaid expenses and other assets                             (214)          186
     Decrease in accounts payable and other current liabilities                         (1,174)       (2,734)
                                                                                    ----------    ----------
   Net cash used in operating activities                                                (2,604)       (6,326)
                                                                                    ----------    ----------

   Cash Flows From Investing Activities:
      Purchase of property and equipment                                                  (356)         (105)
                                                                                    ----------    ----------
   Net cash used in investing activities                                                  (356)         (105)
                                                                                    ----------    ----------

   Cash Flows From Financing Activities:
      Net increase in loans payable - bank                                               3,770         6,510
      Payment of mortgage loan                                                             (70)          (69)
      Repurchase of common stock                                                           (17)         (166)
      Exercise of stock options                                                            284           173
                                                                                    ----------    ----------
Net cash provided by financing activities                                                3,967         6,448
                                                                                    ----------    ----------
Net Increase in Cash and Cash Equivalents                                                1,007            17
Cash and Cash Equivalents, beginning of period                                             626            66
                                                                                    ----------    ----------
Cash and Cash Equivalents, end of period                                            $    1,633    $       83
                                                                                    ----------    ----------
Supplemental Information:
   Interest paid                                                                    $      436    $      359
                                                                                    ----------    ----------
   Taxes paid                                                                       $      802    $      578
                                                                                    ----------    ----------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1.   Basis of Presentation:

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2004, the condensed consolidated statements of earnings for the three and six month periods ended December 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended December 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2004 Annual Report to Stockholders for the year ended June 30, 2004, which are included in the Company's Annual Report on Form 10-K filed with the SEC on September 28, 2004. The results of operations for the period ended December 31, 2004 are not necessarily indicative of operating results for the full fiscal year.

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

                                                                       Three Months               Six Months
                                                                           Ended                     Ended
     --------------------------------------------------------------------------------------------------------------
                                                                        December 31,              December 31,
     --------------------------------------------------------------------------------------------------------------
                                                                     2004         2003         2004         2003
     Net earnings
       As reported                                                $      156   $      899   $    1,021   $    1,257

       Deduct: Total stock based employee compensation expense
         determined under fair value based method, net of taxes           36           27           36           27
     --------------------------------------------------------------------------------------------------------------
       Pro forma Net Earnings                                     $      120   $      872   $      985   $    1,230
     --------------------------------------------------------------------------------------------------------------
     Basic net earnings per common share:
       As reported                                                $      .06   $      .35   $      .40   $       49
       Pro forma                                                  $      .05   $      .34   $      .38   $       48
     --------------------------------------------------------------------------------------------------------------
     Diluted net earnings per common share:
       As reported                                                $      .06   $      .33   $      .38   $      .46
       Pro forma                                                  $      .04   $      .32   $      .36   $      .45
     --------------------------------------------------------------------------------------------------------------

     The weighted average fair value of options granted during the second quarter of fiscal 2005 and 2004 was $6.70 and $4.81, respectively.

3.   Earnings Per Share:

     The following table sets forth the computation of Basic and Diluted Net Earnings Per Common Share follows (in thousands, except share amounts):

                                                  Three Months Ended         Six Months Ended
                                                     December 31,              December 31,

                                                  2004         2003         2004         2003
                                                  ----         ----         ----         ----
   Basic Net Earnings Per Common Share:

   Net Earnings                                $      156   $      899   $    1,021   $    1,257
                                               -------------------------------------------------
   Basic Weighted Average Shares Outstanding    2,601,000    2,558,000    2,572,000    2,545,000
                                               -------------------------------------------------
   Basic Net Earnings Per Common Share         $      .06   $      .35   $      .40   $      .49
                                               -------------------------------------------------

                                                    Three Months Ended         Six Months Ended
                                                       December 31,              December 31,

                                                    2004         2003         2004         2003
                                                    ----         ----         ----         ----
   Diluted Net Earnings Per Common Share:

   Net Earnings                                  $      156   $      899   $    1,021   $    1,257
                                                 -------------------------------------------------
   Basic Weighted Average Shares Outstanding      2,601,000    2,558,000    2,572,000    2,545,000

   Add: Dilutive Options                            125,000      175,000      128,000      176,000
                                                 -------------------------------------------------
   Diluted Weighted Average Shares Outstanding    2,726,000    2,733,000    2,700,000    2,721,000
                                                 -------------------------------------------------
   Diluted Net Earnings Per Common Share         $      .06   $      .33   $      .38   $      .46
                                                 -------------------------------------------------


     There were no options outstanding to purchase shares of the Company's common stock at December 31, 2004 that were anti-dilutive. Options to purchase an additional 4,000 common shares at a prices of $5.125 were outstanding at December 31, 2003. These shares were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.


4.   Inventories:

     Inventories consist of the following components (in thousands):


                                         December 31, 2004     June 30, 2004
                                         -----------------   -----------------

   Raw materials                         $             688   $           2,932

   Work in process                                   1,432                 450

   Finished Goods                                    5,448               4,495
                                         -----------------   -----------------

                                         $           7,568   $           7,877
                                         =================   =================


5.   Repurchase of Common Stock and Exercise of Stock Options:

The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. For the three and six-month periods ended December 31, 2004, the Company purchased 2,000 shares and 3,000 shares of its Common Stock at a cost of approximately $11,000 and $17,000, respectively. As of December 31, 2004, the Company purchased a total of 236,982 shares of its Common Stock at a cost of approximately $876,000, in connection with the repurchase program.

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

The Company issued an aggregate of 19,000 shares of its common stock during the period from October 1, 2004 through December 31, 2004 upon the exercise by five employees of the Company (the "optionees") of stock options previously granted. The Company received an aggregate of $31,800 in cash from the optionees in partial payment of the exercise price for the issued shares. The Company also received an aggregate of 577 mature shares of Common Stock from the optionees in partial payment of the exercise price for the issued shares under terms of the stock option plan under which the stock options were granted. The stock option plan permits the use of previously acquired shares of Common Stock in full or partial payment of the applicable exercise price.

6.   Financing Agreements

In October 2003, the Company amended its bank credit facility. The amended facility, which expires December 1, 2005, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula was also modified to allow for an additional amount of borrowing during the Company's peak borrowing season from July to November. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit has a financial covenant requiring that the Company maintain a minimum tangible net worth of $12,000,000. The Company was in compliance with this financial covenant at December 31, 2004. As of December 31, 2004, borrowing on the short-term line of credit was $7,990,000, and the Company had $13,660,000 of additional availability (based on the borrowing formula) under its credit facility. At December 31, 2004, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $5,130,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at December 31, 2004 was 5.25 %.

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

Future minimum payments by fiscal year under non-cancelable operating leases with initial or remaining terms of one year or more, are as follows:


                        Year Ended          Office and Showroom
                         June 30,               Facilities

                           2005                 $  506,000

                           2006                    964,000

                           2007                    748,000

                           2008                    532,000

                           2009                    355,000


The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which expire in various years through 2007. Aggregate minimum commitments by fiscal year are as follows:


                        Year Ended                Minimum
                         June 30,               Commitments


                           2005                 $       -0-

                           2006                    175,000

                           2007                    200,000

From time to time, the Company and its subsidiaries may become a party to legal proceeding which arise in the normal course of business. At December 31, 2004, there were no material, pending legal proceedings to which the Company was a party. In the opinion of management, disposition of all legal proceedings is not expected to materially affect the Company's financial position, cash flows or results of operations.

The Company has not provided any financial guarantees as of December 31, 2004.

8.   Retirement Plans:

Pension expenses includes the following components:

                                         Three Month Period Ended    Six Month Period Ended

                                               December 31,                December 31,

                                            2004          2003          2004          2003

COMPONENTS OF NET PERIODIC

 BENEFIT COST:
   Service cost                         $  144,000    $   77,750    $  288,000    $  155,500

   Interest cost                           120,500        65,000       241,000       130,000

   Expected return on assets               (99,500)      (64,750)     (199,000)     (129,500)

   Amortization of prior service cost          250           250           500           500

   Amortization of transition assets       (19,500)       (9,750)      (39,000)      (19,500)

   Amortization of actuarial loss            4,250        21,250         8,500        42,500
                                        ----------------------------------------------------

   Net periodic cost                    $  150,000    $   89,750    $  300,000    $  179,500
                                        ====================================================

     The Company previously disclosed in its financial statements that it expected to contribute approximately $752,000 to its pension plan in fiscal 2005. As of December 31, 2004, no contribution has been made.

     Recently Issued Accounting Standards:

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which is an amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and would be effective for interim or annual reporting periods beginning after June 15, 2005. We are continuing to evaluate the full impact of SFAS No. 123R for its adoption in the first quarter of fiscal 2006.

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

     Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     The Company and its subsidiaries are engaged in the design, manufacture, distribution and sale of women's and children's apparel, and fabric handbags, sport bags, backpacks, cosmetic bags, and related products. Our apparel lines include women's loungewear, sleepwear, dresses and sportswear, and lingerie, as well as infants' and children's clothing. For the most part, our products are made to order, and are marketed and sold primarily to national mass merchandisers, as well as to a range of other retailers.

     Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of net sales and net income for the year during the first and second fiscal quarters during which time our customers generally increase inventory levels in anticipation of both back-to-school and holiday sales. We expect that trend to continue during fiscal 2005. The Company believes this seasonality is consistent with the general pattern associated with sales to the retail industry and we expect this pattern to continue. Consequently, the results for any one period in a fiscal year are not necessarily indicative of results for the whole year. The Company's quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers and economic conditions. Accordingly, comparisons between quarters may not necessarily be meaningful, and the results for any one quarter are not necessarily indicative of future quarterly results or of full-year performance.

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

     Management believes the application of its accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the application of accounting policies to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

     The Company's accounting policies are more fully described in Note A to the June 30, 2004 consolidated financial statements, located in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2004. Management has identified certain critical accounting policies that are described below.

     Merchandise inventory.

     The Company's merchandise inventory is carried at the lower of cost on a first-in, first-out basis, or market. The Company writes down its inventory for estimated obsolescence or unmarketable inventory based upon the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

     Liquidity and Capital Resources

     The Company's cash and cash equivalents increased $1,007,000 during the six-month period ended December 31, 2004 to $1,633,000 from $626,000 at June 30, 2004.

     Net cash used in operating activities totaled $2,604,000, primarily from an increase in accounts receivable totaling $2,754,000 which reflects much higher shipping in the December 2004 fiscal quarter compared to the June 2004 fiscal quarter. Cash flows used in operating activities was lower by $3.7 million for the six-month period ended December 31, 2004 compared to the same period in 2003, relating primarily to $3.2 million less cash needed for inventory in the current period, since we anticipate much lower shipping for the second half of fiscal 2005 than we experienced in the second half of fiscal 2004. Funds provided by financing activities of $3,967,000 were mostly the result of $3,770,000 in net borrowing under the Company's bank credit facility and from the exercise of stock options totaling $284,000. These funds were used to finance the higher level of seasonal business activity.

     Net cash used in investing activities of $356,000 was for purchases of property and equipment.

     In October 2003, the Company amended its bank credit facility. The amended facility, which expires December 1, 2005, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula was also modified to allow for an additional amount of borrowing during the Company's peak borrowing season from July to November. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit has a financial covenant requiring that the Company maintain a minimum tangible net worth of $12,000,000. The Company was in compliance with this financial covenant at December 31, 2004. As of December 31, 2004, borrowing on the short-term line of credit was $7,990,000, and the Company had $13,660,000 of additional availability (based on the borrowing formula) under its credit facility. At December 31, 2004, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $5,130,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at December 31, 2004 was 5.25%.

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

     There were no material commitments for capital expenditures at December 31, 2004.

     The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. For the three and six-month periods ended December 31, 2004, the Company purchased 2,000 shares and 3,000 shares of its Common Stock at a cost of approximately $11,000 and $17,000, respectively. As of December 31, 2004, the Company purchased a total of 236,982 shares of its Common Stock at a cost of approximately $876,000 in connection with the repurchase program.


Contractual Obligations and Commercial Commitments

     To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 31, 2004 to June 30, 2005 for the first period and, thereafter, each subsequent fiscal year of the Company:

                                                 * * * * Payments Due by Period * * * *

  Contractual Obligations          Total       Less than 1     2-3 Years      4-5 Years    After 5 Years
                                                  Year
   Notes Payable               $  7,990,000   $  7,990,000   $         --   $         --   $         --

   Mortgage Payable               2,954,000        148,000        330,000        395,000      2,081,000

   Royalties                        375,000             --        175,000        200,000             --

   Operating Leases               3,105,000        506,000      1,712,000        887,000             --
                               --------------------------------------------------------------------------

   Total Contractual
    Obligations                $ 14,424,000   $  8,644,000   $  2,217,000   $  1,482,000   $  2,081,000
                               --------------------------------------------------------------------------


                                                               * * * * * * * * After * * * * * * * *

Other Commercial                                Less than
  Commitments                      Total          1 Year       2-3 Years     4-5 Years     After 5 Years
---------------------------------------------------------------------------------------------------------

   Letters of Credit           $  5,130,000   $  5,130,000   $         --   $         --   $         --
                               --------------------------------------------------------------------------
   Total Commercial
    Commitments                $  5,130,000   $  5,130,000   $         --   $         --   $         --
                               --------------------------------------------------------------------------

                                      -15-

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

Results Of Operations

Net sales were $38,441,000 and $74,246,000 during the three and six-month periods ended December 31, 2004 compared to $38,745,000 and $68,641,000 in the three and six-month periods ended December 31, 2003, respectively. This year's slight decrease in net sales for the three-month period was mostly the result of much lower sales volume in the Company's Apparel category, with higher Handbags category sales volume offseting most, but not all, of the net sales decline in Apparel.

Net sales for the Apparel category were $29,101,000 for the three-month period ended December 31, 2004, a decrease in net sales of $3,842,000, or 11.7%, from the same quarter in fiscal 2003. Slightly more than half of the sales decrease for this category was due to lower net sales from the women's sleepwear business, which resulted primarily from reduced orders from its customers based on a reluctance on the part of retailers to "overstock" this year's holiday season. In addition, the catalog business dropped 51.2% in net sales, continuing a trend of a lower level of reorders from customers of this division, based, in turn, on lower demand for mail-order apparel. The children's apparel business was only slightly below last year's same quarter sales results. For the six-month period ended December 31, 2004, net sales for the Apparel category were $54,973,000, or 1.8 % below the prior fiscal year's same period, for the same reasons regarding the women's sleepwear business and the Company's catalog business, offset for the most part by better six-month children's apparel sales from increased customer orders, as well as the introduction of new items within this business.

Net sales for the Handbags category were $9,340,000 for the three-month period ended December 31, 2004, an increase of $3,539,000, or about 61.0% above the same three-month period in the prior year, reflecting continued growth with the premium business' most significant customer, as well as the handbag business experiencing much better sales, primarily from denim related products. Fiscal 2004's six-month period ended December 31, 2004 had net sales of $19,273,000, or
52.0 % more than the prior comparable six-month fiscal period, which totaled $12,678,000, for the same reasons.

Gross margins were 20.5% and 22.2% in the three-month and six-month periods ended December 31, 2004 compared to 24.1% and 24.6 % in the comparable periods ended December 31, 2003, respectively.

Gross margin for the Apparel category in the three-month period ended December 31, 2004, declined to 22.8 % from 25.0% in the prior comparable three-month period, primarily attributable to lower margins contributed by the children's apparel business which experienced higher customer allowances, and in the women's sleepwear business which had increased shipping costs, with only slightly better margins in the catalog business. For the six-month period ended December 31, 2004, gross margins were 24.6 % for this category versus 25.7 % in the prior year comparable period primarily for the same reasons.

Gross margin for the Handbags category was 13.2 % in the quarter ended December 31, 2004 compared to 18.8% in the similar prior year quarter. This lower gross margin for the most part reflects marketplace competition as a result of which the Company reduced its gross profit margin in order to maintain sales, as well as lower handbag business margins due to lower royalty sales in the current quarter compared to the same quarter in fiscal 2004. For the six-month period ended December 31, 2004 the Handbags category gross profit decreased to 15.3 % from 19.9%, for the same reasons.

Shipping, selling and administrative expenses totaling $7,248,000 were $275,000 lower than the second quarter in the prior year's comparable period. As a percentage of net sales, shipping, selling and administrative expenses decreased slightly to 18.9% from 19.4%, the result of both lower royalty expense relating to the sale of licensed product, and lower selling commissions attributable to sales mix. Shipping, selling and administrative expenses for the six-month period ended December 31, 2004 were $14,163,000 (19.1% of net sales), or $132,000 lower than the same six-month period in the prior fiscal year which totaled $14,295,000 (20.8% of net sales), for the same reasons.

Interest expense of $277,000 in the second quarter of fiscal 2005 compares to $223,000 in the prior comparable period. For the six month period ended December 31, 2004, interest expense totaled $460,000 versus $378,000. The increase in both periods principally reflects a higher interest rate and a higher level of borrowing to support higher sales volume compared to last year's comparable periods.

The decrease in earnings before income taxes for both the three-month and six-month periods ended December 31, 2004, as compared to the equivalent prior fiscal periods, was due primarily to lower gross profit margins and higher interest expense, which was not completely offset by lower shipping, selling and administrative expenses, as discussed above. For the period ended December 31, 2004, the Company had an effective tax rate of 44.9% compared to 44.0 % in the same period of the prior year. Net earnings for the three month period ended December 31, 2004 of $156,000 were lower compared to net earnings for the same period last year of $899,000. For the six-month period ended December 31, 2004, net earnings were $1,021,000, against net earnings of $1,257,000 in the prior six-month comparable period.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which is an amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and would be effective for interim or annual reporting periods beginning after June 15, 2005. We are continuing to evaluate the full impact of SFAS No. 123R for its adoption in the first quarter of fiscal 2006.

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

Seasonality

     The Company's business is subject to substantial seasonal variations. Historically, the Company has generally realized a significant portion of its net sales and net earnings for the year during the first and second fiscal quarters. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of shipments to customers and economic conditions. In addition, results of operations during any particular period in a fiscal year may not be necessarily indicative of similar results for any other fiscal year. In that regard, the Company expects net sales and net earnings for the second half of fiscal 2005 to be significantly below last year's second half, and, as a result, full year results are anticipated to be lower than in fiscal 2004.

The Company believes that seasonal and other variations are characteristic of sales to the retail industry and expects this pattern will continue in the future. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter or other period are not necessarily indicative of future results.

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

Item 4. Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) Not Applicable

     (b) Not Applicable

     (c) Issuer Purchases of Equity Securities

     The following sets forth certain information with respect to purchases by the Company of shares of Common Stock during the three months ended December 31, 2004:

                                                                                                     Maximum Number
                                                                                                   of Shares that May
                                   Total                Average         Total Number of Shares      Yet Be Purchased
                              Number of Shares         Price Paid        Purchased as Part Of      Under the Plans or
                                 Purchased             per Share          Publicly Announced            Programs
          Period                                                         Plans Or Programs(1)
                         ----------------------------------------------------------------------------------------------
  October 1, 2004-
  October 31, 2004                   2,000                 $5.65                  2,000                    113,018

  November 30, 2004-
  November 30, 2004                     --                    --                     --                    113,018

  December 1, 2004-                     --                    --                     --
  December 31, 2004                                                                                        113,018

           Total                     2,000                $ 5.65                  2,000                    113,018


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

      (a) Date of Annual Meeting of Stockholders - November 30, 2004

      (b) See item 4(c)(i) below.

      (c) (i) The election of nine directors to serve until the next annual meeting of stockholders.

                                                                  Authority
                                            Votes For              to Vote
         Name of Director                   Election               Withheld

         Abe Ginsburg                       2,217,335               45,505

         Allan Ginsburg                     2,217,335               45,505

         Robert Chestnov                    2,217,335               45,505

         Howard Ginsburg                    2,217,335               45,505

         Martin Brody                       2,239,119               30,721

         Richard Chestnov                   2,239,235               23,605

         Albert Safer                       2,239,476               23,367

         Norman Axelrod                     2,246,470               16,370

         Harold Schechter                   2,246,470               16,370


         (ii) Ratification of the appointment of Deloitte & Touche LLP as independent accountants of the Company.

              Votes For: 2,248,661   Votes Against: 14,179   Abstentions: None


Item 6.  Exhibits and Reports on Form 8-K

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

                                                JACLYN, INC.
                                                ------------
                                                (Registrant)
                                                ------------


February 14, 2005                               /s/ ALLAN GINSBURG
                                                ------------------------------
                                                Allan Ginsburg
                                                Chairman of the Board


February 14, 2005                               /s/ ANTHONY CHRISTON
                                                ------------------------------
                                                Anthony Christon
                                                Vice President
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