Form 10-Q
period 2005-03-31
JACLYN INC
filed 2005-05-16
CIK 52969

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2005
                                        --------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                                   Outstanding at May 1, 2005
------------------------------------                  --------------------------
Common Stock, par value $1 per share                           2,625,956

                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                       March 31,      June 30,
                                                         2005           2004
                                                      (Unaudited)    (See below)
                                                     ------------   ------------
         ASSETS
         CURRENT ASSETS:
         Cash and cash equivalents                   $      1,184   $        626
         Accounts receivable, net                          11,319         17,894
         Inventory                                          5,689          7,877
         Prepaid expenses and other current assets          1,650          1,536
                                                     ------------   ------------
         TOTAL CURRENT ASSETS                              19,842         27,933
                                                     ------------   ------------
         PROPERTY PLANT AND EQUIPMENT, NET                  1,159          1,069
         GOODWILL                                           3,338          3,338
         OTHER ASSETS                                       2,152          2,149
                                                     ------------   ------------
         TOTAL ASSETS                                $     26,491   $     34,489
                                                     ============   ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
         CURRENT LIABILITIES:
         Notes payable - bank                        $         --   $      4,220
         Accounts payable                                   2,654          6,373
         Other current liabilities                          3,057          3,725
                                                     ------------   ------------
         TOTAL CURRENT LIABILITIES                          5,711         14,318
                                                     ------------   ------------

         MORTGAGE PAYABLE                                   2,766          2,880
         OTHER LONG TERM LIABILITIES                           --             15
         COMMITMENTS AND CONTINGENCIES

         STOCKHOLDERS' EQUITY:
         Common stock                                       3,369          3,369
         Additional paid-in capital                         9,715         10,390
         Retained earnings                                 10,097          9,716
                                                     ------------   ------------
                                                           23,181         23,475
         Less:  Common shares in treasury at cost           5,167          6,199
                                                     ------------   ------------
         TOTAL STOCKHOLDERS' EQUITY                        18,014         17,276
                                                     ------------   ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $     26,491   $     34,489
                                                     ============   ============

The June 30, 2004 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)


                                                              Three Months Ended               Nine Months Ended
                                                                   March 31,                       March 31,
                                                              2005            2004            2005           2004
                                                          ------------    ------------    ------------   ------------
Net sales                                                 $     22,476    $     26,413    $     96,722   $     95,054
Cost of goods sold                                              17,271          19,692          75,041         71,415
                                                          ------------    ------------    ------------   ------------
Gross profit                                                     5,205           6,721          21,681         23,639
                                                          ------------    ------------    ------------   ------------

Shipping, selling and administrative expenses                    6,115           6,940          20,278         21,235
Interest expense                                                    98             107             558            485
                                                          ------------    ------------    ------------   ------------
                                                                 6,213           7,047          20,836         21,720
                                                          ------------    ------------    ------------   ------------
(Loss) earnings before income taxes                             (1,008)           (326)            845          1,919
(Benefit) provision for income taxes                              (368)            (86)            464            902
                                                          ------------    ------------    ------------   ------------
Net (loss) earnings                                       $       (640)   $       (240)   $        381   $      1,017
                                                          ============    ============    ============   ============
Net (loss) earnings per common share - basic              $       (.24)   $       (.09)   $        .15   $        .40
                                                          ============    ============    ============   ============
Weighted average number of shares outstanding - basic        2,624,000       2,542,000       2,589,000      2,542,000
                                                          ============    ============    ============   ============
Net (loss) earnings per common share - diluted            $       (.24)   $       (.09)   $        .14   $        .37
                                                          ============    ============    ============   ============
Weighted average number of shares outstanding - diluted      2,624,000       2,542,000       2,704,000      2,722,000
                                                          ============    ============    ============   ============

    See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                          2005          2004
                                                                                       ----------    ----------
     Cash Flows From Operating Activities:
     Net Earnings                                                                      $      381    $    1,017
     Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                            322           280
     Changes in assets and liabilities:
        Decrease (increase) in accounts receivable, net                                     6,575        (3,007)
        Decrease in inventory                                                               2,188         4,352
        Increase in prepaid expenses and other assets                                        (125)         (409)
        Decrease in accounts payable and other current liabilities                         (4,270)       (4,180)
                                                                                       ----------    ----------
      Net cash provided by (used in) operating activities                                   5,071        (1,947)
                                                                                       ----------    ----------

      Cash Flows From Investing Activities:
         Purchase of property and equipment                                                  (404)         (194)
                                                                                       ----------    ----------
      Net cash used in investing activities                                                  (404)         (194)
                                                                                       ----------    ----------

      Cash Flows From Financing Activities:
         Net (decrease) increase in loans payable - bank                                   (4,220)        2,575
         Payment of mortgage loan                                                            (106)          (97)
         Repurchase of common stock                                                           (98)         (337)
         Exercise of stock options                                                            315           174
   Net cash (used in) provided by financing activities                                     (4,109)        2,315
                                                                                       ----------    ----------
   Net Increase in Cash and Cash Equivalents                                                  558           174
                                                                                       ----------    ----------
   Cash and Cash Equivalents, beginning of period                                      $      626    $       66
                                                                                       ----------    ----------
   Cash and Cash Equivalents, end of period                                            $    1,184    $      240
                                                                                       ----------    ----------

   Supplemental Information:
      Interest paid                                                                    $      569    $      480
                                                                                       ----------    ----------
      Taxes paid                                                                       $    1,000    $      761
                                                                                       ----------    ----------
   Non-cash items:
      Common stock repurchase and exercise of stock options                            $       45    $      569
                                                                                       ----------    ----------
      Tax benefit of non-qualified stock option exercise                               $      140    $       --
                                                                                       ----------    ----------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1. Basis of Presentation:

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2004 Annual Report to Stockholders for the year ended June 30, 2004, which are included in the Company's Annual Report on Form 10-K filed with the SEC on September 28, 2004. The Company's significant accounting policies are described in Note A to the Consolidated Financial Statements included in the 2004 Report on Form 10-K. The results of operations for the period ended March 31, 2005 are not necessarily indicative of operating results for the full fiscal year.


2.   Stock-Based Compensation

The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the Consolidated Financial Statements with respect to option grants. If options are granted to employees below fair market value, compensation expense would be recognized. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No.123." If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net (loss) earnings would have been (in thousands, except per share):

                                                                        Three Months                Nine Months
                                                                           Ended                       Ended
   -----------------------------------------------------------------------------------------------------------------
                                                                         March 31,                   March 31,
   -----------------------------------------------------------------------------------------------------------------
                                                                    2005          2004          2005         2004
   Net (loss) earnings
     As reported                                                 $     (640)   $     (240)   $      381   $    1,017

     Deduct: Total stock based employee compensation expense
        determined under fair value based method, net of taxes           --            --            36           27
   -----------------------------------------------------------------------------------------------------------------
     Pro forma net (loss) earnings                               $     (640)   $     (240)   $      345   $      990
   -----------------------------------------------------------------------------------------------------------------
   Basic net (loss) earnings per common share:
     As reported                                                 $     (.24)   $     (.09)   $      .15   $      .40

     Pro forma                                                   $     (.24)   $     (.09)   $      .13   $      .39
   -----------------------------------------------------------------------------------------------------------------
   Diluted net (loss) earnings per common share:
     As reported                                                 $     (.24)   $     (.09)   $      .14   $      .37
     Pro forma                                                   $     (.24)   $     (.09)   $      .13   $      .36
   -----------------------------------------------------------------------------------------------------------------

   There were no options granted during the three-month periods ended March 31, 2005 or March 31, 2004.

3. Earnings (Loss) Per Share:
      The following table sets forth the computation of Basic and Diluted Net
      (Loss) Earnings Per Common Share follows (in thousands, except share amounts):

                                                   Three Months Ended              Nine Months Ended
                                                        March 31,                       March 31,

                                                  2005            2004            2005           2004
                                              ------------    ------------    ------------   ------------
Basic Net (Loss) Earnings Per Common Share:

Net (Loss) Earnings                           $       (640)   $       (240)   $        381   $      1,017
                                              -----------------------------------------------------------
Basic Weighted Average Shares Outstanding        2,624,000       2,542,000       2,589,000      2,542,000
                                              -----------------------------------------------------------
Basic Net (Loss) Earnings Per Common Share    $       (.24)   $       (.09)   $        .15   $        .40
                                              -----------------------------------------------------------

                                                     Three Months Ended              Nine Months Ended
                                                          March 31,                       March 31,

                                                    2005            2004            2005           2004
                                                ------------    ------------    ------------   ------------
Diluted Net (Loss) Earnings Per Common Share:

Net (Loss) Earnings                             $       (640)   $       (240)   $        381   $      1,017
                                                -----------------------------------------------------------

Basic Weighted Average Shares Outstanding          2,624,000       2,542,000       2,589,000      2,542,000

Add: Dilutive Options                                     --              --         115,000        180,000
                                                -----------------------------------------------------------

Diluted Weighted Average Shares Outstanding        2,624,000       2,542,000       2,704,000      2,722,000
                                                -----------------------------------------------------------

Diluted Net (Loss) Earnings Per Common Share    $       (.24)   $       (.09)   $        .14   $        .37
                                                -----------------------------------------------------------

For the three month periods ended March 31, 2005 and March 31, 2004, all options have been excluded from earnings per share since the Company incurred a loss and therefore would be anti-dilutive.


      There were 10,000 options outstanding to purchase share of the Company's common stock for the nine- month period ended March 31, 2005 that were anti-dilutive. Options to purchase an additional 14,000 common shares at a prices of $4.85 to $5.125 were outstanding for the nine-month period ended March 31, 2004. These shares were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.


4.    Inventories:

        Inventories consist of the following components (in thousands):


                                              March 31, 2005    June 30, 2004
                                              --------------   --------------
   Raw materials                              $           72   $        2,932
   Work in process                                        74              450
   Finished Goods                                      5,543            4,495
                                              --------------   --------------
                                              $        5,689   $        7,877
                                              --------------   --------------


5.  Repurchase of Common Stock and Exercise of Stock Options:

The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. For the three and nine-month periods ended March 31, 2005, the Company purchased approximately 10,000 shares and 13,000 shares of its Common Stock at a cost of approximately $82,000 and $98,000, respectively. As of March 31, 2005, the Company purchased a total of 238,151 shares of its Common Stock at a cost of approximately $962,000 in connection with the repurchase program.

In August 2004, a sales representative of the Company exercised non-qualified stock options to purchase 120,000 shares of the Company's Common Stock at $2.10 per share, or $252,000. The shares related to these options were issued from the Company's treasury shares at an average cost of $6.94 per share, or approximately $832,800. The Company recorded a tax benefit by reducing Federal Income Taxes Payable (included in Other Current Liabilities), and increasing Additional Paid-In Capital by $140,000, associated with the exercise of these non-qualified stock options.

The Company issued an aggregate of 50,000 shares of its common stock during the period from October 1, 2004 through March 31, 2005 upon the exercise by eight employees of the Company (the "optionees") of stock options previously granted. The Company received an aggregate of $63,258 in cash from the optionees in partial payment of the exercise price for the issued shares. The Company also received an aggregate of 6,632 mature shares of Common Stock from the optionees in partial payment of the exercise price for the issued shares under terms of the stock option plan under which the stock options were granted. The stock option plan permits the use of previously acquired shares of Common Stock in full or partial payment of the applicable exercise price.

6.  Financing Agreements

In May 2005, the Company amended its bank credit facility. The amended facility, which will now expire December 1, 2007, continues to provide for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and effective June 30, 2005, imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of March 31, 2005. As of March 31, 2005, there was no borrowing on the short-term line of credit, and the Company had $10,449,000 of additional availability (based on the borrowing formula) under its credit facility. At March 31, 2005, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $8,737,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at March 31, 2005 was 5.5%.

In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, or partially paid down from time to time during the term of the financing.

7.   Contractual Obligations and Commercial Commitments :

The Company leases office facilities under non-cancelable leases that expire in various years through the year ended June 30, 2009.

Future minimum payments by fiscal year under non-cancelable operating leases with initial or remaining terms of one year or more, are as follows:


                  Year Ended                Office and Showroom
                   June 30,                     Facilities
                     2005                   $          263,000
                     2006                              984,000
                     2007                              729,000
                     2008                              532,000
                     2009                              355,000


The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which expire in various years through 2008. Aggregate minimum commitments by fiscal year are as follows:


                Year Ended                    Minimum
                  June 30,                  Commitments

                      2005                 $      59,000
                      2006                       277,000
                      2007                       303,000
                      2008                        89,000

From time to time, the Company and its subsidiaries may become a party to legal proceeding which arise in the normal course of business. At March 31, 2005, there were no material, pending legal proceedings to which the Company was a party. In the opinion of management, disposition of all legal proceedings is not expected to materially affect the Company's financial position, cash flows or results of operations.

The Company has not provided any financial guarantees as of March 31, 2005.

8.  Retirement Plans:

Pension expenses includes the following components:

                                          Three Month Period Ended        Nine Month Period Ended
                                                  March 31,                       March 31,

                                            2005            2004            2005            2004
COMPONENTS OF NET PERIODIC
     BENEFIT COST:
   Service cost                         $     87,700    $     77,750    $    375,700    $    233,250

   Interest cost                              39,400          65,000         280,400         195,000

   Expected return on assets                 (37,600)        (64,750)       (236,600)       (194,250)

   Amortization of prior service cost            500             250           1,000             750

   Amortization of transition assets          (3,100)         (9,750)        (42,100)        (29,250)

   Amortization of actuarial loss                600          21,250           9,100          63,750
                                        ------------------------------------------------------------
   Net periodic cost                    $     87,500    $     89,750    $    387,500    $    269,250
                                        ============================================================

        The Company contributed approximately $752,000 to its pension plan during the third quarter of fiscal 2005.

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

        Liquidity and Capital Resources

        The Company's cash and cash equivalents increased $558,000 during the nine-month period ended March 31, 2005 to $1,184,000 from $626,000 at June 30, 2004.

        Net cash provided by operating activities totaled $5,071,000, primarily from an decrease in accounts receivable totaling $6,575,000 which reflects much lower shipping in the March 2005 fiscal quarter compared to the June 2004 fiscal quarter. Net cash flows provided by operating activities was higher by about $7,000,000 for the nine-month period ended March 31, 2005 compared to the same period in 2004, relating primarily to approximately $9,600,000 cash provided from accounts receivable collections in the current period, since we had much higher net sales in this year's first 6 months coupled with much lower comparative third quarter net sales this year versus last year. This was partly offset by a smaller decrease in inventory for the nine-month period ended March 31, 2005 ($2,188,000) versus the same nine-month period in fiscal 2004 ($4,352,000). Funds used in financing activities of $4,109,000 were mostly the result of $4,220,000 in net repayments under the Company's bank credit facility, $106,000 used for principal mortgage payments, $98,000 for stock repurchases, offset by $315,000 in proceeds from the exercise of stock options.

        Net cash used in investing activities of $404,000 was for purchases of property and equipment.

        On May 5, 2005, the Company amended its bank credit facility. The amended facility, which now expires December 1, 2007, continues to provide for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and effective June 30, 2005, imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of March 31, 2005. As of March 31, 2005, there was no borrowing on the short-term line of credit, and the Company had $10,449,000 of additional availability (based on the borrowing formula) under its credit facility. At March 31, 2005, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $8,737,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at March 31, 2005 was 5.5 %.

         In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, or partially paid down from time to time during the term of the financing.

         During fiscal 2004, the Company recorded a charge based on a decision to withdraw from the Union's multi-employer pension plan. A withdrawal would terminate the Company's obligations to make future contributions to the pension plan, although the decision obligates the Company for a portion of the unfunded pension obligation under the plan and the Company would be required to contribute to the union's 401-K plan. The final determination of the amount of the Company's portion of the unfunded pension obligation is impacted by the timing of the final settlement by the Company to withdraw from the plan and the continued participation of other companies that contribute to the pension plan. Based on the latest information provided to the Company by the union, the estimated present value is approximately $500,000.

        During fiscal 2005, the Company continued to shift certain production requirements to Far East manufacturers in an effort to take advantage of cost savings associated with the purchase of finished goods and with the related reduction in the investment of capital resources in piece goods and other raw materials.

        The Company believes that funds provided by operations, existing working capital, and the Company's bank line of credit will be sufficient to meet foreseeable working capital needs.

        There were no material commitments for capital expenditures at March 31, 2005.

        The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. For the three and nine-month periods ended March 31, 2005, the Company purchased approximately 10,000 shares and 13,000 shares of its Common Stock at a cost of approximately $82,000 and $98,000, respectively. As of March 31, 2005, the Company purchased a total of 238,151 shares of its Common Stock at a cost of approximately $962,000 in connection with the repurchase program.


Contractual Obligations and Commercial Commitments

        To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of March 31, 2005 to June 30, 2005 for the period under the caption "Less than 1 Year" and, thereafter, each subsequent fiscal year of the Company:


                                                  * * * * Payments Due by Period * * * *


   Contractual Obligations         Total        Less than 1      2-3Years        4-5 Years    After 5 Years
                                                   Year
   Notes Payable              $          --   $          --   $          --   $          --   $          --

   Mortgage Payable               2,917,000          36,000         318,000         360,000       2,203,000

   Royalties                        728,000          59,000         580,000          89,000              --

   Operating Leases               2,863,000         263,000       1,713,000         887,000              --

                              -----------------------------------------------------------------------------

   Total Contractual
    Obligations               $   6,508,000   $     358,000   $   2,611,000   $   1,336,000   $   2,203,000
                              -----------------------------------------------------------------------------



                                                                  * * * * * * * * After * * * * * * * *


   Other Commercial                              Less than
     Commitments                   Total         1 Year          2-3Years        4-5 Years    After 5 Years
-----------------------------------------------------------------------------------------------------------

   Letters of Credit          $   8,737,000   $   8,737,000   $          --   $          --   $          --
                              -----------------------------------------------------------------------------

   Total Commercial
      Commitments             $   8,737,000   $   8,737,000   $          --   $          --   $          --
                              -----------------------------------------------------------------------------

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

Results Of Operations

Net sales were $22,476,000 and $96,722,000 during the three and nine-month periods ended March 31, 2005 compared to $26,413,000 and $95,054,000 in the three and nine-month periods ended March 31, 2004, respectively. The decrease in net sales for the three-month period was mostly the result of much lower sales volume in the Company's Apparel category, only partly offset by higher Handbags category sales volume. The nine-month period ended March 31, 2005 reflected slightly higher net sales versus the comparable prior period attributable to increased handbag net sales, not fully offset by lower apparel net sales.

Net sales for the Apparel category were $15,121,000 for the three-month period ended March 31, 2005, a decrease in net sales of $5,366,000, or 26.2%, from the same quarter in fiscal 2004. Substantially all of the sales decrease for this category was due to lower net sales from the women's sleepwear business, which resulted primarily from a reduction of repeat orders from one of its customers. In addition, net sales in the catalog business dropped 15.1% compared to last year's three-month comparable period, continuing a trend of a lower level of reorders from customers of this division, based, in turn, on lower demand for mail-order apparel. Net sales in the children's apparel business was about equal with last year's sales results for the same quarter. For the nine-month period ended March 31, 2005, net sales for the Apparel category were $70,094,000, or 8.3% below the same period in the prior fiscal year, for the same reasons regarding the women's sleepwear business and the Company's catalog business (described above), partly offset by better children's apparel sales from increased customer orders, as well as the introduction of new items within this business.

Net sales for the Handbags category were $7,355,000 for the three-month period ended March 31, 2005, an increase of $1,429,000, or about 24.1 % above the same three-month period in the prior year, reflecting continued growth with the premium business' most significant customer, slightly offset by other handbag business, which experienced decreased sales for the quarter. Fiscal 2004's nine-month period ended March 31, 2005 had net sales of $26,628,000, or 43.1% more than the prior comparable nine-month fiscal period, which totaled $18,604,000, with the premium business contributing about 86% of the overall net sales increase.

Gross margins were 23.2 % and 22.4% in the three-month and nine-month periods ended March 31, 2005 compared to 25.4 % and 24.9% in the comparable periods ended March 31, 2004, respectively.

Gross margin for the Apparel category in the three-month period ended March 31, 2005, increased slightly to 27.8 % from 27.4 % in last year's comparable three-month period, primarily attributable to higher margins contributed by the women's sleepwear business, not entirely offset by lower margins in the children's apparel business which experienced higher customer allowances, and slightly lower margins in the catalog business. For the nine-month period ended March 31, 2005, gross margins were 25.3 % for this category versus 26.2 % in the prior year comparable period, primarily due to lower children's apparel margins related to required higher customer allowances than last year's nine-month comparable period.

Gross margin for the Handbags category was 13.5 % in the quarter ended March 31, 2005 compared to 18.8% in the similar prior year quarter. The much lower gross margin for the most part reflects marketplace competition as a result of which the Company reduced its gross profit margin in order to maintain sales, as well as lower handbag business margins due to lower sales of licensed products (which normally carry a higher margin), in the current quarter compared to the same quarter in fiscal 2004. For the nine-month period ended March 31, 2005 the Handbags category gross profit decreased to 14.8 % from 19.5 %, for the same reasons.

Shipping, selling and administrative expenses totaling $6,115,000 were $825,000 lower than the third quarter in the prior year's comparable period. As a percentage of net sales, shipping, selling and administrative expenses increased slightly to 27.2 % from 26.3 %, due to the relatively higher level of fixed expenses compared to lower net sales in the current three-month period. Shipping, selling and administrative expenses for the nine-month period ended March 31, 2005 were $20,278,000 (21.0 % of net sales), or $957,000 lower than the same nine-month period in the prior fiscal year which totaled $21,235,000 (22.3 % of net sales), the result of both lower royalty expense relating to the sale of licensed product, and lower selling commissions attributable to sales mix.

Interest expense of $98,000 in the third quarter of fiscal 2005 compares to $107,000 in the prior comparable period, resulting from a lower level of borrowing during the current three-month period versus last year's comparable quarter. For the nine month period ended March 31, 2005, interest expense totaled $558,000 versus $485,000. The increase in the nine-month period ended March 31, 2005 principally reflects a higher interest rate and a higher level of borrowing to support higher overall sales volume compared to last year's comparable period.

The decrease in earnings before income taxes for both the three-month and nine-month periods ended March 31, 2005, as compared to the equivalent prior fiscal periods, was due primarily to lower gross profit margins and higher interest expense, which was not completely offset by lower shipping, selling and administrative expenses, as discussed above. For the period ended March 31, 2005, the Company had an effective tax rate of 54.9 %, mostly attributable to expiring foreign tax credits which can not be utilized, compared to 47.0 % in the same period of the prior year. Net loss for the three month period ended March 31, 2005 of $640,000 was greater compared to a net loss for the same period last year of $240,000. For the nine-month period ended March 31, 2005, net earnings were $381,000, against net earnings of $1,017,000 in the prior nine-month comparable period.


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




Seasonality

        The Company's business is subject to substantial seasonal variations. Historically, the Company has generally realized a significant portion of its net sales and net earnings for the year during the first and second fiscal quarters. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of shipments to customers and economic conditions. In addition, results of operations during any particular period in a fiscal year may not be necessarily indicative of similar results for any other fiscal year. In that regard, the net sales and net earnings for the third quarter of fiscal 2005 were much lower compared to the comparable period of 2004. As the Company previously announced, the Company expects net earnings for the second half of fiscal 2005 to be significantly below last year's second half, and, as a result, full year results are anticipated to be lower than in fiscal 2004.

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

Item 4. Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        (a) During the three-month period ended March 31, 2005, the Company issued an aggregate of 31,000 shares of its common stock, $1.00 par value per share ("Common Stock"), upon the exercise of stock options previously granted under a stockholder approval stock option plan of the Company. The Company received an aggregate of $31,458 in cash from the individuals exercising these options (the "Optionees") in partial payment of the exercise price for the issued shares. The Company also received an aggregate of 6,055 mature shares of Common Stock from the optionees under terms of the stock option plan which permits the use of previously acquired shares of Common Stock in full or partial payment of the applicable exercise price.

        The Company is relying on an exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the issuance of the shares of Common Stock. Each Optionee has represented, warranted and agreed, among other things, that the shares of Common Stock issued upon the exercise of the applicable options have been acquired for his own account, for investment only and not with a view to the resale or distribution thereof; and understands that the shares of Common Stock must be held indefinitely unless the sale or other transfer thereof is subsequently registered under the Securities Act or an exemption from such registration is available at that time. Each Optionee has also represented that he has knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of his investment in the shares of Common Stock; has adequate means of providing for his current needs and possible future contingencies; is able to bear the economic risks of his investment in the shares of Common Stock; is able to hold the shares of Common Stock for an indefinite period of time and has a sufficient net worth to sustain a loss of his investment in the shares of Common Stock in the event any loss should occur, and has had access to and received such documents and information concerning the Company as he has requested. A Securities Act restrictive legend is placed on each certificate representing the shares of Common Stock and stop transfer instructions are placed on such certificates as may be necessary or appropriate to, among other things, prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act and any applicable state securities laws.

        (b) Not Applicable

        (c) Issuer Purchases of Equity Securities

        The following sets forth certain information with respect to purchases by the Company of shares of Common Stock during the three months ended March 31, 2005:

                                                                                             Maximum Number
                                                                  Total Number of Shares   of Shares that May
                                   Total             Average       Purchased as Part Of     Yet Be Purchased
                              Number of Shares      Price Paid      Publicly Announced     Under the Plans or
      Period                 Purchased (1) (2)      per Share        Plans Or Programs          Programs
                         ------------------------------------------------------------------------------------
  January 1, 2005-
  January 31, 2005                 15,150             $8.00               10,150                 111,990

  February 1, 2005-
  February 28, 2005                   141              4.80                  141                 111,849

  March 1, 2005-
  March 31, 2005                    1,055              4.45                   --                 111,849

          Total                    16,346                                 10,291                 111,849

   (1) On December 3, 2002, the Company publicly announced that the Board of Directors authorized the repurchase by us of up to 350,000 shares of Common Stock, and that purchases would be made from time to time in the open market and/or through privately negotiated transactions, subject to general market and other conditions. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 5 of the Notes to Consolidated Unaudited Financial Statements on page 7 of this Form 10-Q for additional information about repurchases of shares of Common Stock.

   (2) These amounts include 5,000 shares and 1,055 shares of Common Stock received by the Company in January 2005 and March 2005, respectively, in partial payment of the exercise price of stock options under the terms of a stockholder approved stock option plan which permits the use of previously acquired shares of Common Stock in full or partial payment of the applicable exercise price of stock options.


Item 6.      Exhibits

 Exhibits              Description

 4(a) Second Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents dated May 5, 2005 between the Company an Hudson United Bank.

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

                                                 JACLYN, INC.
                                                 ------------

                                                 (Registrant)
                                                 ------------


May 16, 2005                                     /s/ ALLAN GINSBURG
                                                 -----------------------------
                                                 Allan Ginsburg
                                                 Chairman of the Board


May 16, 2005                                     /s/ ANTHONY CHRISTON
                                                 -----------------------------
                                                 Anthony Christon
                                                 Vice President
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                  Description                                    Page
-----------                  -----------                                    ----

4(a) Second Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents dated May 5, 2005 between the Company and Hudson United Bank.

31(a) Rule 13a-14(a) Certification of Robert Chestnov, President and Chief Executive Officer of the Company.

31(b) Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.