Form 10-K
period 2005-06-30
JACLYN INC
filed 2005-09-28
CIK 52969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________.


                           Commission File No. 1-5863


                                  JACLYN, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                  22-1432053
-------------------------------------------    ---------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


      635 59th Street, West New York, New Jersey              07093
      ------------------------------------------            ---------
       (Address of principal executive offices)             (Zip Code)


      Registrant's telephone number, including area code:  (201) 868-9400


      Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
              Title of Class                        on which registered
        --------------------------                 -----------------------

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

The aggregate market value of the voting common equity (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant as of the last business day of the Company's most recently completed second fiscal quarter (December 31, 2004) was approximately $20,159,000.

There were 2,474,057 shares of Common Stock outstanding at September 15, 2005.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on November 30, 2005 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

          Item                                                              Page
          ----                                                              ----

PART I     1.   Business.................................................    1

           2.   Properties...............................................    5

           3.   Legal Proceedings........................................    5

           4.   Submission of Matters to a Vote of Security Holders......    5

PART II    5.   Market for Registrant's Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity
                Securities...............................................    6

           6.   Selected Financial Data..................................    9

           7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................    10

           7A.  Quantitative and Qualitative Disclosures About
                Market Risk..............................................    17

           8.   Financial Statements and Supplementary Data..............    17

           9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................    18

           9A.  Controls and Procedures..................................    18

           9B.  Other Information........................................    18

PART III   10.  Directors and Executive Officers of the Registrant.......    18

           11.  Executive Compensation...................................    18

           12.  Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters...............    18

           13.  Certain Relationships and Related Transactions...........    18

           14.  Principal Accountant Fees and Services...................    19

           15.  Exhibits and Financial Statement Schedule................    19

                           Forward-Looking Statements
                           --------------------------

         This Form 10-K contains certain forward-looking statements concerning, among other things, our anticipated results, and future plans and objectives that are or may be considered to be "forward-looking statements." Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. These forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions, including the impact on consumer spending as a result of a slower consumer economy, competition in the accessories and apparel markets, potential changes in customer spending, acceptance of our product offerings and designs, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates, as well as other significant accounting estimates made in the preparation of our financial statements, and the impact of the hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Additional uncertainty exists for the potential negative impact that a recurrence of Severe Acute Respiratory Syndrome (SARS) in the Far East and other foreign countries in which we source our products may have on our business. In light of the uncertainty inherent in our forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. We assume no obligation for updating any such forward-looking statements, whether as a result of new information, future events, or otherwise. In evaluating forward-looking statements, you should consider all these risks and uncertainties, together with any other risks described in our other reports and documents furnished or filed with the Securities and Exchange Commission, and you should not place undue reliance on those statements.


                                     PART I

Item 1.     Business.

          Jaclyn, Inc., which was incorporated in the State of Delaware in 1968, and its subsidiaries (collectively, "Jaclyn", "the Company", "we", "us", "our", or "the Registrant") are primarily engaged in the design, manufacture, distribution and sale of women's and children's apparel, and vinyl, leather and fabric handbags, sport bags, backpacks, cosmetic bags, and related products (collectively, "handbag products"). Our apparel lines are wide ranging and include women's loungewear, sleepwear, dresses and sportswear, and lingerie, as well as infants' and children's clothing. We market our handbag products in a variety of popularly priced fashions and designs, with an emphasis on casual, travel and sport styles.

         Styling is an important factor in the merchandising of all of our products. Our staff of full-time designers study fashion trends in order to anticipate consumer demand. The design staff works closely with the purchasing department to determine concepts and fabrics for apparel products, as well as the styling and material components for handbag products. The design staff also works with the production and engineering staffs to determine the costs of production and the technical problems involved in producing a new style. We change most of our designs from season to season.

         We have no manufacturing facilities, either in Hong Kong or elsewhere. All of our products are manufactured by outside contractors. Finished merchandise is received at independently owned outside warehouses, and/or at facilities we own or lease, in New Jersey, Florida, California and Indiana. From these locations, products are shipped under different selling names to customers all over the country. Products for the apparel catalogue business are shipped from outside contractor locations directly to the customer. In addition, certain handbag products manufactured in the Far East are shipped directly to customers from Hong Kong. We market our handbag products primarily through general merchandise, retail chain stores and department stores. We market our apparel lines to department stores, retail chain stores, major mail order catalogs and other specialty retailers. We sell our products throughout the United States using both our own salespersons and independent sales representatives.

         We manufacture and market apparel products under the trade names "Topsville", "I. Appel", "Smart Time", and "Emerson Road", each of which we own. We also manufacture apparel items for sale as private-label merchandise. In addition, we are licensed to manufacture and market apparel products under the names "Jordache(TM)" under an agreement which expires December 31, 2005, "Charles Goodnight(TM)" and Chuckie Goodnight(TM)" under an agreement which expires May 31, 2006,"Vanity Fair(TM)" under an agreement expiring December 31, 2006, "Seventeen" and "CosmoGirl" under an agreement which expires April 30, 2008, and children's apparel based on the "Messages from the Heart" collection under an agreement which expires June 30, 2008. We market our handbag products under trademarks and trade names which we own, including "Shane" and "Aetna," "Susan Gail," and "Robyn Lyn". We consider our owned and licensed trademarks and trade names, as well as our other, related intellectual property rights, to be of significant value in the marketing of our products.

         Sales of apparel items during each of the fiscal years ended June 30, 2005, 2004 and 2003 represented 70%, 77%, and 76%, respectively, of consolidated net sales. Sales of handbag products represented the remainder of our consolidated net sales. We customarily offer our customers credit terms. We do not have long-term contracts with any of our customers.

         In fiscal 2005, our imports of apparel and handbag products accounted for approximately 100% of consolidated net sales, compared to approximately 96% of consolidated net sales in fiscal 2004 and 92% in fiscal 2003. Generally, imports offer us the benefit of diversification of styling and the benefit of cost savings related to such purchases. While our operations are subject to the usual risks associated with purchases from foreign countries, our other foreign and domestic manufacturing sources provide us with alternative sources and facilities.

         Our international operations consist of small offices in Hong Kong, and Shanghai and Dong

Guan, China. During fiscal 2005, we opened the Dong Guan, China office, in part to better serve one of our major customers, and we moved to this office the services previously provided by an office we maintained in Taiwan. Personnel in our foreign offices coordinate and track orders for products, invoice certain shipments and conduct inspections of the factories of outside contractors in the Far East who manufacture our products. We do not believe, however, that our international operations are material to our business.

         Approximately 67% of the Company's consolidated net sales for fiscal 2005 were to general merchandise, chain, department stores and catalogue retailers, with the balance consisting of sales to smaller specialty shops, smaller retail stores and cosmetic firms. During the fiscal year ended June 30, 2005, three customers of the Company contributed approximately 71% of consolidated net sales as follows: Wal-Mart Stores, Inc., 44%; Estee Lauder, 19% , and Kohl's Corporation, 8%. During the fiscal year ended June 30, 2004, Wal-Mart Stores, Inc., Kohl's Corporation, and Estee Lauder accounted for approximately 41%, 14% and 13%, respectively, of our consolidated net sales, and during the fiscal year ended June 30, 2003, Wal-Mart Stores, Inc., Estee Lauder, and Kohl's Corporation accounted for approximately 36%, 12% and 8% of consolidated net sales, respectively. We believe that the loss of any one of these customers would have a material adverse effect on our results of operations.

         Purchases of apparel and handbag raw materials, primarily fabrics, trim and other materials, and certain finished products, are made from a variety of sources. In most cases, we work with our suppliers and contractors in the design and style of the materials we purchase. Our largest expenditures for raw materials are for fabrics, leather, vinyl and urethane plastics, which we purchase from several suppliers, one of which provided about 5% of our raw material needs in fiscal 2005. While we have no long-term supply contracts, as the raw materials we use are available from various sources, we anticipate no difficulty in the future in obtaining raw materials necessary for our business. We deal with a number of sources for our purchases of finished apparel, handbags and related products, no one of which accounted for more than approximately 12% of total cost of goods sold during fiscal 2005. We have no long-term supply contracts with our Far East or European sources of finished handbags and related products or apparel items and we are subject to the usual risks associated with that.

         We offer Fall/Winter, Holiday and Spring/Summer product lines and, in almost all instances, manufacture products to meet the specific requirements of our customers. Our business is somewhat seasonal in nature and is influenced by a number of other factors, including general economic conditions. Accordingly, we do not believe that quarterly net sales are necessarily indicative of future trends. Nevertheless, we anticipate that during fiscal 2006 we again will have more sales volume and earnings in the first-half of the fiscal year than in the second half. Reference is made to Note L, "Unaudited Quarterly Financial Data," of the Notes to Consolidated Financial Statements on page F-25 of this Form 10-K for additional information about historical quarterly results.

         At September 15, 2005, unfilled orders were approximately $58,000,000 compared to approximately $65,600,000 at September 15, 2004. At that date, there was an increase in open orders in our infants' and children's apparel business as well as in the handbag business, offset by a decrease in backlog relating to our the Women's sleepwear business, our premium business and our catalogue business. In the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by factors, including scheduling of the manufacture and shipping of goods (which, in turn, may be dependent on the requirements of customers). Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

         At June 30, 2005, we employed 172 persons, of whom 114 were salaried employees and the balance were paid on an hourly basis. At June 30, 2005, 9 of our employees were members of the Four Joint Boards of New York, New Jersey, Pennsylvania and New England, affiliated with the International Leather Goods, Plastics and Novelty Workers Union, AFL-CIO. We consider relations with our employees to be satisfactory.

         We compete with numerous domestic and foreign manufacturers of apparel and handbags, very few of which are believed to account for as much as 1% of industry sales, and we believe our sales of apparel items and handbag products are not significant in light of total apparel and handbag industry sales. Our business is dependent, among other things, on our ability to anticipate and respond to changing consumer preferences, to remain competitive in price, style and quality, and to meet our customers' various production and delivery requirements. While some competitors may be larger or may have greater resources than ours, we believe that our size and financial position will allow us to continue to respond to changes in consumer demand and remain competitive.

         Recent Developments

         On September 7, 2005, we publicly announced that we granted to an unrelated third party an option relating to the sale of the Company's executive offices and warehouse facility, as well as two adjacent lots, located in West New York, New Jersey. As noted below in "Item 2. Properties" of this Form 10-K, we currently use approximately one-half of the 140,000 square foot West New York facility (the remainder having been leased to third parties), and we have been looking at opportunities to move to a space more suitable for our present and future needs.

         The proposed purchase price is $10,000,000, the substantial portion of which is payable at closing. The option contract provides the optionee an initial 90-day diligence period, during which time the optionee has the absolute right not to proceed with the proposed transaction, as well as up to an additional 11 months to obtain approval from all applicable governmental authorities for the use of the property as residential housing. Under certain circumstances, we also have the right to decide not to proceed with the proposed transaction. The proposed transaction is also subject to a number of contingencies and conditions, including the governmental approvals mentioned above, the optionee's receipt of a mortgage commitment, the completion of environmental testing and compliance, and other contingencies and conditions.

         The option contract also permits us and our tenants to remain in the West New York facility for up to five months after any closing. We also announced that if the proposed transaction is consummated, we anticipate we would move to another site in the vicinity of our present location.

         We note that we have entered into an option contract only, and there is no assurance that a sale of the property will be concluded.

Item 2.     Properties.

         We own a 140,000 square foot facility in West New York, New Jersey, in which our executive offices and one of our warehouse facilities is located. We currently lease approximately 70,000 square feet of this West New York facility to outside parties. This rental income is used to defray a portion of the operating cost of the building and, as such, is included as an offset to those expenses in our shipping, selling and administrative expenses. Reference is made to the information set forth above in "Item 1. Business" of this Form 10-K under the caption "Recent Developments" for information concerning our grant of an option to an unrelated third party to purchase the West New York facility.

         We also lease five showroom and office facilities in New York City totaling approximately 32,000 square feet, as well as a shipping facility in Medley, Florida for our Topsville operations with approximately 35,000 square feet of warehouse and office space. Reference is made to Note D, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements on page F-14 of this Form 10-K for additional information about our commitments under the terms of non-cancelable leases.

         In addition, and as noted in "Item 1. Business" above, our international operations consist of three small, leased offices in Hong Kong, and Shanghai and Don Guan, China aggregating approximately 10,000 square feet.

Item 3.     Legal Proceedings.

         (a) We are not a party to, nor is any of our property the subject of, any material pending legal proceeding.

         (b) No material pending legal proceeding was terminated during the three-month period ended June 30, 2005.

Item 4.     Submission of Matters to a Vote of Security Holders.

         None

Executive Officers of the Registrant

         Our executive officers are listed below. All executive officers are elected at the annual meeting or at interim meetings of the Board of Directors and hold their offices, at the pleasure of the Board of Directors, until the next annual meeting of the Board and the election and qualification of their respective successors. No arrangement or understanding exists between any executive officer and any other person pursuant to which the executive officer was elected.

        Name                          Age       Position and Period Served
        ----                          ---       --------------------------

        Abe                           88        Chairman of the Executive
        Ginsburg..................              Committee for more than the past
                                                five years

        Allan                         63        Chairman of the Board for more
        Ginsburg..................              than the past five years

        Robert                        57        President and Chief Executive
        Chestnov..................              Officer for more than the past
                                                five years

        Howard                        63        Vice Chairman of the Board and
        Ginsburg..................              President of the Company's Shane
                                                Handbag Division for more than
                                                the past five years

        Anthony                       60        Chief Financial Officer for more
        Christon..................              than the past five years


                                     PART II
                                     -------


Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The Company's Common Stock, $1.00 par value per share, is traded on the American Stock Exchange (Symbol: "JLN"). The following table sets forth the high and low closing sales prices for our Common Stock, as reported by the American Stock Exchange, for each quarterly period during our fiscal years ended June 30, 2005 and 2004.

                  Fiscal Year Ended June 30, 2005        High           Low
                  -------------------------------        ----           ---

                  First Quarter                         $6.15          $5.00
                  Second Quarter                         8.47           5.90
                  Third Quarter                          8.30           4.01
                  Fourth Quarter                         6.60           3.88

                  Fiscal Year Ended June 30, 2004        High           Low
                  -------------------------------        ----           ---

                  First Quarter                         $4.30          $2.50
                  Second Quarter                         5.15           4.15
                  Third Quarter                          5.02           4.60
                  Fourth Quarter                         5.40           4.70


         We did not pay cash dividends during fiscal 2005 or 2004 and do not anticipate paying cash dividends in the foreseeable future.

         At June 30, 2005, there were approximately 501 holders of record of our Common Stock.

                      Issuer Purchases of Equity Securities

         The following table provides certain information as to repurchases of shares of our Common Stock during the three months ended June 30, 2005:

--------------------------------------------------------------------------------------------------------------------
                                                                 (c) Total Number           (d) Maximum Number
                         (a) Total                             of Shares (of Units)       (or Approximate Dollar
                         Number of               (b)             Purchased as Part         Value) of Shares (of
                         Shares (or            Average             of Publicly            Units) that May Yet Be
                          Units)             Price Paid          Announced Plans           Purchased Under the
      Period            Purchased(2)          per Share          or Programs (1)            Plans or Programs
--------------------------------------------------------------------------------------------------------------------
  April 1, 2005-               --                  --                   --                       105,217
  April 30, 2005
--------------------------------------------------------------------------------------------------------------------
   May 1, 2005-            15,988               $5.68                   --                       105,217
   May 31, 2005
--------------------------------------------------------------------------------------------------------------------
   June 1, 2005-           35,292               $6.22                   --                       105,217
   June 30, 2005
--------------------------------------------------------------------------------------------------------------------
      Total                51,280               $6.05                   --                       105,217
--------------------------------------------------------------------------------------------------------------------

-------------------
(1) On December 3, 2002, we publicly announced that the Board of Directors authorized the repurchase of up to 350,000 shares of Common Stock, and that repurchases would be made from time to time in the open market and/or through privately negotiated transactions, subject to general market and other conditions. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Notes I and K of the Notes to Consolidated Financial Statements on pages F-21 and F-25 of this Form 10-K for additional information about repurchases of shares of Common Stock.
(2) All shares repurchased during the quarter were shares distributed to non-management participants in the Jaclyn, Inc. Employees Stock Ownership Plan upon termination of that plan, which were repurchased in private transactions by us as an accommodation to those participants.

Item 6.     Selected Financial Data.

                    We have derived the selected financial data presented below from our audited consolidated financial statements for the Fiscal Years ended June 30, 2005, 2004, 2003, 2002, and 2001. The selected financial information presented below should be read in conjunction with such consolidated financial statements and notes thereto.

        Years ended June 30,                  2005             2004             2003             2002             2001
--------------------------------------   -------------    -------------    -------------    -------------    -------------
Net Sales                                $ 126,477,000    $ 123,850,000    $ 108,960,000    $  81,031,000    $  79,570,000
Cost of Goods Sold - see Note 1             97,952,000       92,658,000       83,506,000       62,083,000       61,575,000
                                         -------------    -------------    -------------    -------------    -------------
Gross Profit                                28,525,000       31,192,000       25,454,000       18,948,000       17,995,000
                                         -------------    -------------    -------------    -------------    -------------
Shipping, selling and administrative        26,172,000       27,979,000       23,620,000       19,812,000       17,714,000
expenses - see Note 1 and Note 2
Interest expense                               639,000          574,000          546,000          293,000          234,000
Interest income                                 (1,000)          (3,000)          (5,000)          (3,000)        (109,000)
Provision (benefit) for income taxes           666,000        1,184,000          610,000         (415,000)          56,000
                                         -------------    -------------    -------------    -------------    -------------

NET EARNINGS (LOSS) - see Note 1         $   1,049,000    $   1,458,000    $     683,000    $    (739,000)   $     100,000
                                         -------------    -------------    -------------    -------------    -------------
Weighted average shares - Basic              2,596,000        2,531,000        2,521,000        2,561,000        2,644,000
Net earnings (loss) per common share -
Basic                                    $         .40    $         .58    $         .27    $        (.29)   $         .04
                                         -------------    -------------    -------------    -------------    -------------
Weighted average shares - Diluted            2,702,000        2,687,000        2,547,000        2,561,000        2,644,000
Net earnings (loss) per common share -
Diluted                                  $         .39    $         .54    $         .27    $        (.29)   $         .04
                                         -------------    -------------    -------------    -------------    -------------
TOTAL ASSETS                             $  32,492,000    $  34,489,000    $  33,005,000    $  35,418,000    $  25,031,000
                                         -------------    -------------    -------------    -------------    -------------
Mortgage Payable - Long-Term portion     $   2,727,000    $   2,880,000    $   3,023,000    $      61,000    $     100,000
Stockholders' equity                     $  16,674,000    $  17,276,000    $  16,220,000    $  15,824,000    $  16,563,000
                                         =============    =============    =============    =============    =============

    ----------------
    Note 1: Fiscal 2002 includes a pre-tax charge relating to the Topsville, Inc. acquisition, totaling $1,289,000 ($825,000 after tax), of which $389,000 is included in Cost of Goods Sold for an adjustment to inventory based upon the assessed fair value, and $900,000 included in Shipping, Selling and Administrative Expenses, for the amortization of open order backlog.

    Note 2:    Fiscal 2001 includes goodwill amortization of $112,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         We are engaged in the design, manufacture, distribution and sale of women's and children's apparel, and vinyl, leather and fabric handbags, sport bags, backpacks, cosmetic bags, and related products. Our apparel lines include women's loungewear, sleepwear, dresses and sportswear, and lingerie, as well as infants' and children's clothing. Our products are mostly made to order, and we market and sell our products to a range of retailers, including general merchandise stores, retail chain stores, department stores, cosmetic companies, major mail order catalogs and other specialty retailers.

         Our business is subject to seasonal variations. Historically, we have realized a significant portion of net sales during the first and second fiscal quarters, during which time our customers generally increase inventory levels in anticipation of both back-to-school and holiday sales. That trend has continued during fiscal 2005. We believe this seasonality is consistent with the general pattern associated with sales to the retail industry and we expect this pattern to continue. Our quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers and general economic conditions. Accordingly, comparisons between quarters may not necessarily be meaningful, and the results for any one quarter are not necessarily indicative of future quarterly results or of full-year performance.

Critical Accounting Policies and Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from its estimates. Such differences could be material to the consolidated financial statements.

         We believe that application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

         Our accounting policies are more fully described in Note A to the consolidated financial statements. We have identified certain critical accounting policies that are described below.

         Merchandise inventory. Our merchandise inventory is carried at the lower of cost (on a first-in, first-out basis) or market. We write down our inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

         Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, and we also maintain accounts receivable insurance on certain of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Market development accruals. We estimate reductions to revenue for customer programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We review and refine these estimates on a quarterly basis based on current experience, trends and our customers performance.

         Goodwill. We evaluate goodwill annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows. In making this assessment, we rely on a number of factors including operating results, business plans, economic considerations, anticipated future cash flows and marketplace data. A change in these underlying assumptions may cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying value. In such event, we would then be required to record a charge which would impact earnings.

         Income taxes. Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the financial statement carrying amount of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgement is required in determining the provisions for income taxes.

         We establish the provisions based upon management's assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least annually) and adjustments are made as events occur that warrant adjustments to those provisions.

         Discount rate. The discount rate that the Company utilizes for determining future pension obligations is based on the Moody's AA corporate bond index. The indices selected reflect the weighted average remaining period of benefit payments. The discount rate had decreased to 4.7% as of June 30, 2005 from 5.50% as of June 30, 2004. A further 50 basis point change in the discount rate would generate an experience gain or loss of approximately $130,000.

Liquidity and Capital Resources

         The net increase in cash and cash equivalents for the fiscal year ended June 30, 2005 of

$267,000 was the result of funds provided by financing activities totaling $1,303,000, offset by funds used in investing activities of $449,000, and by funds used in operating activities totaling $587,000. Net cash used in operating activities resulted primarily from a decrease in accounts payable and other current liabilities of $4,040,000 (mostly attributable to lower inventory levels) and an increase in accounts receivable totaling $1,793,000 (due to higher May and June net sales in fiscal 2005 compared to the same two-month period in fiscal 2004), not fully offset by net earnings of $1,049,000 and a decrease in inventory levels totaling $4,189,000, reflecting both higher fourth quarter sales in fiscal 2005 compared to the prior comparable period as well as lower projected first quarter net sales for fiscal 2006 versus first quarter 2005 net sales. Cash used in investing activities totaling $449,000 was for purchases of property and equipment. Funds provided by financing activities were, for the most part, related to net bank borrowing totaling $1,540,000, plus the exercise of stock options totaling $314,000, partially offset by the repurchase of the Company's common stock under the Company's stock repurchase program totaling $408,000 and payment on our outstanding mortgage of $143,000.

         In May 2005, the Company amended its bank credit facility. The amended facility, which expires December 1, 2007, continues to provide for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and effective June 30, 2005, imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of June 30, 2005. As of June 30, 2005, borrowing on the short-term line of credit was $5,760,000, and the Company had $13,960,000 of additional availability (based on the borrowing formula) under its credit facility. At June 30, 2005, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $14,591,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at June 30, 2005 was 6.25%.

         During fiscal 2005, the average amount outstanding under the short-term line was $8,503,000 with a weighted average interest rate of 5.22%. During 2004, the average amount outstanding under the short-term line was $8,221,000 with a weighted average interest rate of 3.89%. The maximum amount outstanding during fiscal 2005 and fiscal 2004 was $23,380,000 and $22,000,000, respectively.

         In August 2002, the Company consummated a mortgage loan in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility (see the information under the caption "Item 2. Properties"). The mortgage loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. At June 30, 2005, the outstanding balance of the mortgage loan was $2,880,000.

         The Company believes that funds provided by operations, existing working capital, and the Company's bank line of credit will be sufficient to meet foreseeable working capital needs. Reference is made to Note E, "Credit Facilities," of the Notes to Consolidated Financial Statements on page F-16 of this Form 10-K for additional information about the Company's credit lines.

         There were no material commitments for capital expenditures at June 30, 2005.

         The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from cash flow from operating activities and/or from its bank credit facility. As of June 30, 2005, the Company purchased 244,783 shares of its Common Stock at a cost of approximately $1,011,000.

         As of June 30, 2005, 2004 and 2003, working capital was $13,286,000,
$13,615,000, and $12,755,000, respectively. The ratios of current assets to current liabilities on those same dates were 2.0 to 1, 2.0 to 1, and 1.9 to 1, respectively. The Company's cash and cash equivalents totaled $893,000, $626,000, and $66,000, at June 30, 2005, 2004 and 2003, respectively.

Contractual Obligations and Commercial Commitments

         To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

                                                          Payments Due by Period
                                                          ----------------------

----------------------------------------------------------------------------------------------------------
                                                  Less than          2-3            4-5           After
 Contractual Obligations (1)           Total        1 Year          Years          Years         5 years
----------------------------------------------------------------------------------------------------------
Notes Payable                     $  5,760,000   $  5,760,000   $         --   $         --   $         --
----------------------------------------------------------------------------------------------------------
Mortgage Payable                     2,880,000        153,000        340,000        392,000   $  1,995,000
----------------------------------------------------------------------------------------------------------
Royalties                              632,000        240,000        392,000             --             --
----------------------------------------------------------------------------------------------------------
Operating Leases (2)                 2,615,000        999,000      1,260,000        356,000             --
----------------------------------------------------------------------------------------------------------
Total Contractual Obligations     $ 11,887,000   $  7,152,000   $  1,992,000   $    748,000   $  1,995,000
----------------------------------------------------------------------------------------------------------


                                                  Amount of Commitment Expiration Per Period
                                                  ------------------------------------------

----------------------------------------------------------------------------------------------------------

                                      Total
            Other                    Amounts        Within           2-3            4-5          After
   Commercial Commitments           Committed       1 Year          Years          Years        5 Years
----------------------------------------------------------------------------------------------------------
Letters of Credit                 $ 14,591,000   $ 14,591,000   $         --   $         --   $         --
----------------------------------------------------------------------------------------------------------
Total Other
Commercial Commitments            $ 14,591,000   $ 14,591,000   $         --   $         --   $         --
----------------------------------------------------------------------------------------------------------

-----------------------
(1) We enter into arrangements with vendors to purchase merchandise up to three months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

(2) Our rent expense under operating leases provides for escalation clauses and other lease concessions, as applicable, in each lease. The minimum lease payments are recognized on a straight-line basis over the term of each individual underlying lease.

         The Company expects to contribute $775,000 to its defined benefit pension plan during the fiscal year ending June 30, 2006.

Off-Balance Sheet Arrangements

         We have not created, and we are not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or availability of capital resources.

Results of Operations

2005 Compared to 2004

         Net sales for fiscal 2005 totaled $126,477,000, an increase of $2,627,000, or 2.1%, compared to the prior fiscal year. The increase reflected significantly higher handbag net sales, not fully offset by lower apparel net sales. Sales by category were as follows:

         Net sales for the Apparel category in fiscal 2005 were $87,716,000, a decrease of $7,374,000, or 7.8% from the prior fiscal year. The decrease in net sales was primarily due to the elimination of several private label programs from one of the women's sleepwear division's customers, and a 41.1% reduction in net sales in our catalogue business due to the loss of one of that business' significant customers who will be sourcing goods directly.

         Net sales for the Handbags category in fiscal 2005 were $38,761,000, or 34.8% higher than the prior fiscal year's total of $28,760,000. The sales increase is mostly attributable to increased sales for the premium business reflecting continued growth with its most significant customer, and somewhat higher net sales in our other handbag division.

         Gross margins were 22.6% in fiscal 2005 compared to 25.2% in 2004. The decrease in gross margins is mostly a function of much lower handbag margins this fiscal year. Gross margins by category were as follows:

         Gross margin for the Apparel category in 2005 decreased to 25.6% compared to 26.6% in 2004. This 1.0 percentage point decrease was primarily attributable to much lower gross margins in the children's apparel business, due to required higher customer allowances in the current fiscal year versus fiscal 2004, not fully offset by higher women's sleepwear business gross margins.

         Gross margin for the Handbags category in 2005 decreased to 15.7% compared to 20.4%. This decrease was mainly due to much lower competitive margins in our premium business. The much lower gross margin in the premium business, for the most part, reflects marketplace competition resulting in the Company reducing its gross profit margin in order to maintain sales. In addition, we experienced lower handbag business margins due to reduced sales of licensed products (which normally carry a higher margin), in the current fiscal year compared to fiscal 2004.

         Shipping, selling and administrative expenses decreased by $1,807,000 in fiscal 2005 to $26,172,000. As a percentage of net sales, shipping, selling and administrative expenses declined to 20.7% from 22.6% in fiscal 2004. The principal factors attributable to the decrease are lower selling expenses (a decrease of approximately $700,000), reflecting lower selling commissions attributable to sales mix, lower royalty expense relating to the reduced sale of licensed products (approximately $550,000), and lower general and administrative expense in fiscal 2005 (about $700,000), mostly due to the approximately $500,000 fiscal 2004 charge for the union pension withdrawal liability, offset somewhat by higher product development expense (about $160,000) in fiscal 2005 for the children's apparel business associated with anticipated higher volume in fiscal 2006.

         Interest expense was $639,000, an increase of $65,000 from the last fiscal year, primarily the result of higher interest rates in the current fiscal year compared to fiscal 2004.

         Net earnings of $1,049,000 for the fiscal year ended June 30, 2005 compared to $1,458,000 in the prior fiscal year. This year's lower net earnings were primarily due to lower gross margin dollars and higher interest costs, not fully offset by lower shipping, selling and administrative expenses, as discussed above, as well as a lower effective tax rate in the current fiscal year (primarily attributable to the recovery of a valuation allowance associated with foreign tax credits), compared to fiscal 2004.

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

         Net sales for the Handbags category were $28,760,000 for the year ended June 30, 2004, an increase of $2,415,000, or about 9% above the same period in the prior year, reflecting a $2,983,000 increase in the premium business the result of increased orders by one of its significant customers, offset by a $568,000 decrease in our handbag business, where licensed products were in less demand.

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

         Shipping, selling and administrative expenses increased by $4,359,000 in fiscal 2004 to $27,979,000 (22.6% of net sales). The prior fiscal year totaled $23,620,000 (21.7% of net sales). The increase was mainly due to volume/mix related expenses in fiscal 2004 compared to the prior fiscal year. A significant part of the increase related to higher selling commissions as a result of changes in sales mix (an increase of $1,370,000), product development (an increase of $991,000), higher royalty expense (an increase of $904,000) relating to additional licensed product sales, an increase relating to a charge for a union pension withdrawal liability (an increase of $500,000), and higher business and employee health care insurance premiums totaling approximately $65,000. Reference is made to Note I, "Employees' Benefit Plans," of the Notes to Consolidated Financial Statements on page F-21 of this Form 10-K for additional information about the increase in the reserve for the union pension withdrawal liability.

         Interest expense was $574,000, an increase of $28,000 from the last fiscal year, reflecting an increased level of borrowing needed to finance the increased volume of business in the current fiscal year compared to fiscal 2003. The slight increase was offset somewhat by an approximately one-half percent lower average interest rate in fiscal 2004 compared with the prior year.

         Net earnings of $1,458,000 for the fiscal year ended June 30, 2004 compared to net earnings of $683,000 in the prior year. This year's higher net earnings were primarily due to higher net sales and gross margins, not completely offset by higher shipping, selling and administrative expenses, and higher interest expense, as discussed above.

Recent Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which is an amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and would be effective for interim or annual reporting periods beginning after June 15, 2005. We do not expect that the impact of SFAS No. 123R will be material to the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

         In the normal course of doing business, we are exposed to interest rate change market risk. Since our borrowing patterns are cyclical, we are not dependent on borrowing throughout the year. Nevertheless, a sudden increase in interest rates (which under our bank line of credit is at the prime rate or at LIBOR plus 200 basis points) may, especially during peak borrowing, potentially have a significant negative impact on our results of operations. We estimate that a 100 basis point fluctuation in applicable market interest rates would increase or decrease interest expense by approximately $80,000, based on fiscal 2005 borrowing levels.

         We have not used, and currently do not anticipate using, any derivative financial instruments. In addition, we have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollar-based currencies.

Item 8.     Financial Statements and Supplementary Data.

         Financial Statements
         --------------------

         The report dated September 27, 2005 of Deloitte & Touche LLP, an independent registered public accounting firm, on the consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2005 and 2004 and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings (loss), and cash flows for each of the three fiscal years in the period ended June 30, 2005, and Notes to Consolidated Financial Statements appear on pages F-2 through F-26 of this Form 10-K.

         Supplementary Data
         ------------------

         Selected unaudited quarterly financial data for the fiscal years ended June 30, 2005 and June 30, 2004 is set forth at Note L, "Unaudited Quarterly Financial Data" on page F-25 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 9A.    Controls and Procedures.

         At the end of the period covered by this report, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, we concluded that the our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
            -----------------

         Not Applicable.


                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant.
            --------------------------------------------------

         The information required by this item (other than certain information as to our executive officers, which information is set forth after Part I of this Form 10-K under the caption "Executive Officers of the Registrant") is incorporated herein by reference to our definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.    Executive Compensation.
            ----------------------

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
            --------------------------------------------------------------

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.    Certain Relationships and Related Transactions.
            ----------------------------------------------

             The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.    Principal Accountant Fees and Services.
            --------------------------------------

             The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV
                                     -------

Item 15.    Exhibits and Financial Statement Schedule.
            -----------------------------------------

(a) The following financial statements, financial statement schedule and exhibits are filed as part of this report:

(1)      Financial Statements:
         --------------------

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets -- June 30, 2005 and 2004

         Consolidated Statements of Earnings -- for the years ended June 30, 2005, 2004 and 2003 Consolidated Statements of Cash Flows -- for the years ended June 30, 2005, 2004 and 2003

         Consolidated Statements of Stockholders' Equity and Comprehensive Earnings (Loss)-- for the years ended June 30, 2005, 2004 and 2003

         Notes to Consolidated Financial Statements

(2)      Financial Statement Schedule:
         ----------------------------

         Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are either inapplicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)      Exhibits:
         --------

Exhibit No.          Description
-----------          -----------

    3(a)             Certificate of Incorporation of the Registrant.

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

    4(c) Revolving Loan Agreement dated December 23, 2002 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(c) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                     2003).

    4(d) First Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents dated October 23, 2003 between the Registrant and HUB.

    4(e) Second Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents dated October 23, 2003 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q, File No. 1-5863, for the fiscal quarter ended March 31, 2005).

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

    10(d) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

    10(e) 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).*

    10(f) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, for the fiscal year ended June 30, 1998).*

    10(g) Purchase and Sale Agreement dated January 11, 1999 between Banner Industries of New York, Inc. and Jaclyn, Inc.(incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, dated January 26, 1999).

    10(h) Purchase and Sale Agreement dated January 10, 2002 between Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

    10(i) Consulting Agreement dated January 10, 2002 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

    10(j) Amendment to Consulting Agreement dated December 15, 2003 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2004).

    10(k) Payment and Indemnification Agreement dated January 10, 2002 by and among Capital Factors, Inc., Topsville, Inc., Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

    10(l) Consent and Joinder Agreement dated August 10, 2004 among the Registrant, Mark Nitzberg and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 12 to the

                     Schedule 13D dated August 16, 2004 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

    14 Code of Ethics for Finance Professionals of the Registrant (incorporated herein by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2004).

    21               Subsidiaries of the Registrant.

    31(a) Rule 13a-14(a) Certification of Robert Chestnov, President and Chief Executive Officer of the Company.

    31(b) Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.

    32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99(a) Code of Business Conduct and Ethics of the Registrant (incorporated herein by reference to Exhibit 99(a) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2004).

    --------------------
    *Management contract or compensatory plan or arrangement

(c)  Financial Statement Schedules.
     -----------------------------

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


                                        JACLYN, INC.

                                        By: /s/ ALLAN GINSBURG
September 27, 2005                          ----------------------------------
                                            Allan Ginsburg, Chairman
                                            of the Board

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ALLAN GINSBURG               Chairman of the Board        September 27, 2005
--------------------------       and Director
ALLAN GINSBURG

/s/ ROBERT CHESTNOV              President, Principal         September 27, 2005
--------------------------       Executive Officer and
ROBERT CHESTNOV                  Director

/s/ ANTHONY CHRISTON             Chief Financial Officer,     September 27, 2005
--------------------------       Principal Financial and
ANTHONY CHRISTON                 Accounting Officer

/s/ ABE GINSBURG                 Director                     September 27, 2005
--------------------------
ABE GINSBURG

/s/ HOWARD GINSBURG              Director                     September 27, 2005
--------------------------
HOWARD GINSBURG

/s/ NORMAN AXELROD               Director                     September 27, 2005
--------------------------
NORMAN AXELROD

/s/ MARTIN BRODY                 Director                     September 27, 2005
--------------------------
MARTIN BRODY

/s/ RICHARD CHESTNOV             Director                     September 27, 2005
--------------------------
RICHARD CHESTNOV

/s/ ALBERT SAFER                 Director                     September 27, 2005
--------------------------
ALBERT SAFER

/s/ HAROLD SCHECHTER             Director                     September 27, 2005
--------------------------
HAROLD SCHECHTER

JACLYN, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
                                                                     PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              F-1
FINANCIAL STATEMENTS:
    CONSOLIDATED BALANCE SHEETS - AS OF JUNE 30, 2005 AND 2004       F-2
    CONSOLIDATED STATEMENTS OF EARNINGS - FOR THE YEARS
    ENDED JUNE 30, 2005, 2004 AND 2003                               F-3
    CONSOLIDATED STATEMENTS OF CASH FLOWS - FOR THE YEARS
    ENDED JUNE 30, 2005, 2004 AND 2003                               F-4 TO F-5
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
       COMPREHENSIVE EARNINGS (LOSS)- FOR THE YEARS ENDED
       JUNE 30, 2005, 2004 AND 2003                                  F-6
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-7 TO F-25
FINANCIAL STATEMENT SCHEDULE:
    VALUATION AND QUALIFYING ACCOUNTS                                F-26

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Jaclyn, Inc.
West New York, New Jersey


         We have audited the accompanying consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings (loss) and cash flows for each of the three fiscal years in the period ended June 30, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jaclyn, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
New York, New York

September 27, 2005

--------------------------------------------------------------------------------
JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND 2004

ASSETS                                                                       2005            2004
                                                                         ------------    ------------
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS                                                $    893,000    $    626,000
ACCOUNTS RECEIVABLE, LESS SALES RETURNS, SALES
DISCOUNTS, SALES ALLOWANCE, & ALLOWANCE FOR DOUBTFUL
ACCOUNTS: 2005: $3,388,000; 2004: $2,561,000                               19,740,000      17,894,000
INVENTORIES                                                                 3,688,000       7,877,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS                                   1,263,000         629,000
DEFERRED INCOME TAXES                                                         793,000         907,000
                                                                         ------------    ------------
TOTAL CURRENT ASSETS                                                       26,377,000      27,933,000
                                                                         ------------    ------------
PROPERTY, PLANT AND EQUIPMENT - NET                                         1,148,000       1,069,000
GOODWILL                                                                    3,338,000       3,338,000
OTHER ASSETS                                                                  137,000       1,645,000
DEFERRED INCOME TAXES                                                       1,492,000         504,000
                                                                         ------------    ------------
                                                                         $ 32,492,000    $ 34,489,000
                                                                         ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
NOTES PAYABLE - BANK                                                     $  5,760,000    $  4,220,000
ACCOUNTS PAYABLE                                                            2,302,000       6,373,000
COMMISSIONS PAYABLE                                                           932,000         666,000
ACCRUED PAYROLL AND RELATED EXPENSES                                        2,644,000       1,490,000
OTHER CURRENT LIABILITIES                                                   1,300,000       1,426,000
MORTGAGE PAYABLE - CURRENT PORTION                                            153,000         143,000
                                                                         ------------    ------------
TOTAL CURRENT LIABILITIES                                                  13,091,000      14,318,000
                                                                         ------------    ------------
MORTGAGE PAYABLE                                                            2,727,000       2,880,000
                                                                         ------------    ------------
DEFERRED INCOME TAXES                                                              --          15,000
                                                                         ------------    ------------
COMMITMENTS AND CONTINGENCIES - NOTE D
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, PAR VALUE $1: AUTHORIZED, 1,000,000 SHARES; ISSUED
AND OUTSTANDING, NONE
COMMON STOCK, PAR VALUE $1: AUTHORIZED, 5,000,000 SHARES; ISSUED
2005 AND 2004: 3,368,733 SHARES; OUTSTANDING 2005 2,574,676 AND 2004
2,475,879 SHARES                                                            3,369,000       3,369,000
ADDITIONAL PAID-IN CAPITAL                                                  9,670,000      10,390,000
RETAINED EARNINGS                                                          10,765,000       9,716,000
ACCUMULATED COMPREHENSIVE LOSS                                             (1,653,000)             --
                                                                         ------------    ------------
                                                                           22,151,000      23,475,000
LESS:  TREASURY STOCK AT COST (2005: 794,057 AND 2004: 892,854 SHARES)      5,477,000       6,199,000
                                                                         ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                                 16,674,000      17,276,000
                                                                         ------------    ------------
                                                                         $ 32,492,000    $ 34,489,000
                                                                         ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                                                               2005             2004             2003
                                                          -------------    -------------    -------------
Net sales                                                 $ 126,477,000    $ 123,850,000    $ 108,960,000
Cost of goods sold                                           97,952,000       92,658,000       83,506,000
                                                          -------------    -------------    -------------
Gross profit                                                 28,525,000       31,192,000       25,454,000
                                                          -------------    -------------    -------------
Shipping, selling and administrative expenses                26,172,000       27,979,000       23,620,000
Interest expense                                                639,000          574,000          546,000
Interest income                                                  (1,000)          (3,000)          (5,000)
                                                          -------------    -------------    -------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES                    1,715,000        2,642,000        1,293,000
PROVISION FOR INCOME TAXES                                      666,000        1,184,000          610,000
                                                          -------------    -------------    -------------
                                                          $   1,049,000    $   1,458,000    $     683,000
                                                          -------------    -------------    -------------
NET EARNINGS PER COMMON SHARE - BASIC                     $         .40    $         .58    $         .27
                                                          -------------    -------------    -------------
Weighted average number of shares outstanding - basic         2,596,000        2,531,000        2,521,000
                                                          -------------    -------------    -------------
NET EARNINGS PER COMMON SHARE - DILUTED                   $         .39    $         .54    $         .27
                                                          -------------    -------------    -------------
Weighted average number of shares outstanding - diluted       2,702,000        2,687,000        2,547,000
                                                          -------------    -------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                                                               2005            2004            2003
                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                               $  1,049,000    $  1,458,000    $    683,000
Adjustments to reconcile net earnings  to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                                380,000         378,000         364,000
   Deferred income taxes                                        222,000         344,000         398,000
   Provision for doubtful accounts                              (53,000)         12,000           5,000
   Changes in assets and liabilities:
     Increase in accounts receivable                         (1,793,000)     (3,128,000)       (116,000)
     Decrease in inventories                                  4,189,000       1,788,000       1,730,000
     (Increase) decrease in prepaid expenses and other
        current assets                                         (538,000)         67,000        (242,000)
     (Increase) decrease in other assets                         (3,000)       (313,000)        163,000
     (Decrease) increase in accounts payable and other
        current liabilities                                  (4,040,000)        534,000         745,000
                                                           ------------    ------------    ------------
     Net cash (used in) provided by operating activities       (587,000)      1,140,000       3,730,000
                                                           ------------    ------------    ------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003-(Continued)

                                                              2005            2004            2003
                                                          ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------------------------   ------------    ------------    ------------
  Purchases of property and equipment                         (449,000)       (290,000)       (300,000)
                                                          ------------    ------------    ------------
Net cash used in investing activities                         (449,000)       (290,000)       (300,000)
                                                          ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable - bank, net           1,540,000         245,000      (5,120,000)
  Proceeds from mortgage loan                                       --              --       3,023,000
  Payment of long-term debt                                   (143,000)       (133,000)        (61,000)
  Payment of acquisition notes                                      --              --      (1,100,000)
  Exercise of stock options                                    314,000         174,000              --
  Repurchase of common stock                                  (408,000)       (576,000)       (287,000)
                                                          ------------    ------------    ------------
Net cash provided by (used in) financing activities          1,303,000        (290,000)     (3,545,000)
                                                          ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           267,000         560,000         (29,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   626,000          66,000          95,000
                                                          ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $    893,000    $    626,000    $     66,000
                                                          ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $    631,000    $    575,000    $    564,000
                                                          ------------    ------------    ------------
  Income taxes                                            $  1,006,000    $    864,000    $    148,000
                                                          ------------    ------------    ------------
  NON-CASH ITEMS:
  Common stock repurchase and exercise of stock options   $     50,000    $    569,000    $         --
                                                          ------------    ------------    ------------
  Tax benefit of non-qualified stock option exercise      $     96,000    $         --    $         --
                                                          ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.
   (Concluded)

--------------------------------------------------------------------------------
JACLYN, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
   (LOSS) YEARS ENDED JUNE 30, 2005, 2004, AND 2003

                          COMMON STOCK                                                                        TREASURY STOCK
                    --------------------------                                                          --------------------------

                                                                            Accumulated
                                                                              Other         Compre-
                                                 Additional                   Compre-       hensive
                                                  Paid in       Retained      hensive       Earnings
                       Shares        Amount       Capital       Earnings      Loss           (Loss)         Shares        Amount
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, JULY 1,
  2002                 3,368,733  $  3,369,000  $ 12,117,000  $  7,575,000  $         --  $         --       807,342  $  7,237,000
Net earnings                  --            --            --       683,000            --       683,000            --            --
Repurchase of
  Common Stock                --            --            --            --            --            --        99,711       287,000
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, JUNE 30,
  2003                 3,368,733     3,369,000    12,117,000     8,258,000            --       683,000       907,053     7,524,000
                                                                                          ------------
Net earnings                  --            --            --     1,458,000            --     1,458,000            --            --
Repurchase of
  Common Stock                --            --            --            --            --            --       289,301     1,145,000
Exercise of
  Stock Options               --            --    (1,727,000)           --            --            --      (303,500)   (2,470,000)
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, JUNE 30,
  2004                 3,368,733     3,369,000    10,390,000     9,716,000            --     1,458,000       892,854     6,199,000
                                                                                          ------------
Net earnings                  --            --            --     1,049,000            --     1,049,000            --            --
Minimum Pension
  Liability,
  net of taxes                --            --            --            --    (1,653,000)   (1,653,000)           --            --
Repurchase of
  Common Stock                --            --            --            --            --            --        71,203       458,000
Exercise of
  Stock Options               --            --      (720,000)           --            --            --      (170,000)   (1,180,000)
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, JUNE 30,
  2005                 3,368,733  $  3,369,000  $  9,670,000  $ 10,765,000  $ (1,653,000) ($   604,000)      794,057  $  5,477,000
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

JACLYN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         Jaclyn, Inc. and its subsidiaries (the "Company") are engaged in the design, manufacture, marketing and sale of apparel, handbags, accessories and related products. The Company sells its products to retailers, including department and specialty stores, national chains, major discounters and mass volume and catalog retailers, throughout the United States.

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

         The most significant estimates made by management include those made in the areas of inventory, receivables, the valuation of goodwill, deferred taxes, contingencies and the assessment of the recoverability of goodwill, pensions, and sales returns and allowances.

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

License Agreements

         The Company enters into license agreements from time to time that allows us to use certain trademarks and trade names on certain of its products. These agreements require the Company to pay royalties, generally based on the sales of such products, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company's accounting policy is to match royalty expense with revenue by recording royalties at the time of sale at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and the Company's estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets as other assets. As of June 30, 2005 and 2004, there were no advances.

         Royalty amounts expensed for each of the three fiscal years ended June 30, 2005, 2004, and 2003 were $534,000, $1,119,000, and $215,000, respectively.

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

         Other intangibles totaling $65,000 as of June 30, 2005, included in "Other Assets", consist of amounts allocated to trade names and patents relating to the acquisition of Topsville, Inc. The Company incurred $10,000 of amortization expense in both 2005 and 2004, and $89,000 in 2003. Additional annual amortization expense of $10,000 will be incurred through 2011.

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

Stock-Based Compensation

         The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." See Note F to the Company's Consolidated Financial Statements. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net earnings would have been:

                                                                     Fiscal Year Ended June 30,
                                                             ------------------------------------------
                                                                 2005           2004           2003
                                                             ------------   ------------   ------------
Net earnings
   As reported                                               $  1,049,000   $  1,458,000   $    683,000
   Deduct: Total stock based employee compensation expense
           determined under fair value based method, net
           of taxes                                                36,000         26,000        183,000
                                                             ------------   ------------   ------------
   Pro forma Net Earnings                                    $  1,013,000   $  1,432,000   $    500,000
                                                             ------------   ------------   ------------
Basic net earnings per share:
----------------------------
   As reported                                               $        .40   $        .58   $        .27
   Pro forma                                                 $        .39   $        .57   $        .20
                                                             ------------   ------------   ------------
Diluted net earnings per share:
------------------------------
   As reported                                               $        .39   $        .54   $        .27
   Pro forma                                                 $        .37   $        .53   $        .20
                                                             ------------   ------------   ------------

         The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option pricing model. Since options are granted at fair value, no compensation expense has been recorded. The following weighted average assumptions were used for grants in 2005 and 2004: risk-free interest rate of 1.750% and 3.25%, expected life of 10 years; expected volatility of 164% and 161%; dividend yield of 0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

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

Shipping and Handling Costs

         Included in Shipping, Selling and Administrative Expenses are all shipping and handling costs incurred by the Company, except for amounts billed to a customer in a sale transaction related to shipping and handling which are included in revenues. Shipping and handling reimbursements included in revenue amounted to approximately $2,000, $7,000 and $7,000 for the years ended June 30, 2005, 2004, and 2003, respectively.

Cost of Goods Sold

         Cost of goods sold includes the following: purchasing and receiving costs, factory inspections, customs duty, freight (including ocean and air freight), marine insurance, brokerage, in-bound trucking and other freight, internal transfer costs and other costs of our distribution network.

Shipping, Selling, and Administrative Expenses

         Shipping, selling, and administrative expenses include the following: public warehousing, carton and shipping expenses, warehouse supervision, salesmen's salaries and commissions, showroom costs, salesperson's travel and entertainment and other miscellaneous costs relating to the selling of products, design and sample making, accounting and computer costs, management and general supervisory costs and related overhead. Charges recorded in the consolidated statement of operations for shipping and handling costs amounted to $2,843,000, $2,804,000, and $2,836,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

         The Company currently leases approximately 70,000 square feet of its West New York, New Jersey facility to outside parties. This rental income, amounting to approximately $256,000, $238,000 and $196,000 in fiscal 2005, 2004 and 2003, respectively, is used to offset a portion of the operating cost of the building and, as such, is included in our shipping, selling and administrative expenses.

Segment Reporting

         The Company operates in a single operating segment - the manufacture of apparel, women's handbag and related accessories. Revenues from customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three years was as follows:

                                                Year ended June 30,
                                     ----------------------------------------
          Product Category              2005           2004           2003
        --------------------         ----------     ----------     ----------
                Apparel                      70%            77%            76%
                Handbags                     30%            23%            24%
                                     ----------     ----------     ----------
                                            100%           100%           100%

         During the years ended June 30, 2005, 2004 and 2003, sales revenues derived from one customer were 44%, 41% and 36%, respectively. Sales to a second customer were 19%, 14% and 12%, and to a third customer were 8%%, 13% and 8%, respectively. The loss of any one of these customers would have a material adverse effect on the Company's operations.

         At June 30, 2005 and 2004, accounts receivable due from one customer were 58% and 45%, respectively, and accounts receivable due from a second customer at June 30, 2005 was 29% (accounts receivable due from this customer at June 30, 2004 was 25%) of total accounts receivable. Should either customer not be able to pay any substantial obligation to the Company, however, that failure would have a material adverse effect on the Company's operating results. No other customer comprised 10% or more of our total net accounts receivable as at either of those dates.

         The Company relies on suppliers to purchase a variety of raw materials. The Company had one supplier who in the aggregate constituted 13% and 15% of the Company's purchases for the year ended June 30, 2005 and 2004, respectively. The loss of this supplier would not have a material adverse effect on the Company's operations since there are alternative suppliers available.

         Recently Issued Accounting Standards

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment", which is an amendment to FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, and would be effective for interim or annual reporting periods beginning after June 15, 2005. We do not expect that the impact of SFAS No. 123R will be material to the consolidated financial statements.

NOTE B - INVENTORIES

         Inventories consist of the following:

                                            June 30,
                                     -----------------------
                                        2005         2004
                                     ----------   ----------
                   Raw material      $   22,000   $2,932,000
                   Work in process       41,000      450,000
                   Finished goods     3,625,000    4,495,000
                                     ----------   ----------
                                     $3,688,000   $7,877,000
                                     ----------   ----------

NOTE C - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized as follows:

                                                      June 30,
                                               -----------------------
                                                  2005         2004
                                               ----------   ----------
          Land                                 $  162,000   $  162,000
          Buildings                             1,181,000    1,181,000
          Machinery and equipment               1,292,000    1,225,000
          Furniture and fixtures                  388,000      347,000
          Leasehold improvements                1,384,000    1,197,000
          Automobiles and trucks                   77,000       89,000
                                               ----------   ----------
                                                4,484,000    4,201,000
          Less: accumulated depreciation and
          amortization                          3,336,000    3,132,000
                                               ----------   ----------
                                               $1,148,000   $1,069,000
                                               ----------   ----------

         Depreciation and amortization expense of $370,000, $368,000 and $275,000 was recorded during the years ended June 30, 2005, 2004 and 2003, respectively

NOTE D - COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities under non-cancelable leases, with escalation clauses, that expire in various years through the year ended June 30, 2010.

         Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

                                                Office and
             Year Ended                          Showroom
              June 30,                          Facilities
             ----------                       ---------------
                2006                            $  999,000
                2007                               728,000
                2008                               532,000
                2009                               356,000
                2010                                    --

         Rental expense, including real estate taxes, for all operating leases, totaled $1,268,000, $1,145,000, and $969,000 for the years ended June 30, 2005,
2004 and 2003, respectively. The Company currently leases approximately 70,000 square feet of its West New York, New Jersey facility to outside parties. Rental income in fiscal 2005, 2004 and 2003 was $256,000, $238,000 and $196,000,
respectively, and is included in shipping, selling and administrative expenses as an offset to operating costs of the facility.

         The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which expire in various years through 2008. Aggregate minimum commitments by fiscal year are as follows:

             Year Ended                           Minimum
              June 30,                          Commitments
             ----------                         -----------
                2006                             $ 240,000
                2007                               303,000
                2008                                89,000

         From time to time, the Company and its subsidiaries may be subject to claims and may become a party to legal proceeding which arise in the normal course of business. At June 30, 2005, there were no material, pending legal proceedings or material claims to which the Company was a party. In the opinion of management, disposition of all claims and legal proceedings is not expected to materially affect the Company's financial position, cash flows or results of operations.

         The Company has not provided any financial guarantees as of June 30, 2005 and 2004.

NOTE E - CREDIT FACILITIES

         In May 2005, the Company amended its existing bank credit facility. The amended facility, which will now expire December 1, 2007, continues to provide for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and effective June 30, 2005, imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of June 30, 2005. As of June 30, 2005, borrowing on the short-term line of credit was $5,760000, and the Company had $13,960,000 of additional availability (based on the borrowing formula) under its credit facility. At June 30, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $14,591,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at June 30, 2005 was 6.25%.

         During fiscal 2005, the average amount outstanding under the short-term line was $8,503,000 with a weighted average interest rate of 5.22%. During 2004, the average amount outstanding under the short-term line was $8,221,000 with a weighted average interest rate of 3.89%. The maximum amount outstanding during fiscal 2005 and fiscal 2004 was $23,930,000 and $22,000,000, respectively.

         In August 2002, the Company consummated a mortgage loan in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The mortgage loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. At June 30, 2005 and 2004, the outstanding balance of the mortgage loan was $2,880,000 and $3,023,000, respectively. Principal mortgage payments for the next five years and thereafter, are as follows:


         2006               $     153,000

         2007                     164,000

         2008                     176,000

         2009                     189,000

         2010                     203,000

         Thereafter             1,995,000

        NOTE F - STOCK OPTIONS

         The Company maintains two stockholder-approved Stock Option Plans for key employees and consultants of the Company and one non-employee director plan.

         The Company's 2000 Stock Option Plan, as amended ( the "2000 Plan"), originally provided for the grant of options to purchase up to 300,000 shares of Common Stock, and was amended during fiscal 2004 to increase the number of shares of Common Stock for which options may be granted by an additional 250,000 shares. The 1990 Stock Option Plan of the Company, as amended (the "1990 Plan"), provided for the grant of an aggregate of 500,000 shares of Common Stock. Options may no longer be granted under the 1990 Plan, although at June 30, 2005 options to purchase 39,500 shares of Common Stock remained outstanding. Stockholders of the Company had also approved a 1984 Stock Option Plan of the Company (as amended, the "1984 Plan"), which originally provided for the grant of up to 125,000 shares of Common Stock. Options may no longer be granted under the 1984 Plan and, at June 30, 2004, the last remaining options granted under the 1984 Plan expired. The Company also has in effect the 1996 Non-Employee Director Stock Option Plan (the "1996 Plan"), under which options to purchase up to 100,000 shares of Common Stock may be issued to non-employee directors of the Company.

         Under the 2000 Plan, the Board of Directors determines the per share option price which, in the case of incentive stock options granted and to be granted under the 1990 Plan, may not be less than the fair market value of the shares of Common Stock subject to the option on the date of the grant, or 110% of the fair market value for individuals who own or are deemed to own more than 10% of the combined voting power of all classes of stock of the Company. Options under the 2000 Plan, which may be granted to October 2010, are exercisable as determined by the Board of Directors at the time of grant. Under the 1996 Plan, options are automatically granted to non-employee members of the Board of Directors at the times and in the amounts set forth in the 1996 Plan. The per share option price for options granted under the 1996 Plan is the fair market value of the shares of Common Stock subject to the option on the date of grant. Options may be granted to November 2006 under the 1996 Plan.

         Stock option transactions are summarized below:

                                  2005                       2004                        2003
                        ------------------------   ------------------------   -------------------------
                                       Weighted                   Weighted                    Weighted
                                       Average                    Average                     Average
                                       Exercise                   Exercise                    Exercise
                           Shares       Price         Shares       Price         Shares        Price
Outstanding -
   beginning of year       377,500    $     2.26      720,161    $     2.95      412,161    $     3.53
Granted                     10,000          6.70       10,000          1.95      322,000          1.75
Exercised                 (170,000)         2.19     (303,500)         2.45           --            --
Expired                    (25,000)         4.13      (39,161)         9.54           --            --
Forfeited                  (10,000)         2.65      (10,000)         2.21      (14,000)         2.86
                        ----------                 ----------    ----------   ----------    ----------
Outstanding and
exercisable end of
year                       182,500    $     3.07      377,500    $     2.26      720,161    $     2.95
                                      ----------                 ----------                 ----------
Weighted-average fair
value of options
granted during the
year                                  $     6.64                 $     4.81                 $     1.08
                                      ----------                 ----------                 ----------

         During the fiscal year ended June 30, 2005, the Company issued an aggregate of 50,000 shares of its common stock upon the exercise by eight employees of the Company (the "optionees") of stock options previously granted. The Company received an aggregate of $63,258 in cash from the optionees in partial payment of the exercise price for the issued shares. The Company also received an aggregate of 6,632 mature shares of Common Stock from the optionees in partial payment of the exercise price for the issued shares under terms of the stock option plan under which the stock options were granted. The stock option plan permits the use of previously acquired shares of Common Stock in full or partial payment of the applicable exercise price.

         In August 2004, a sales representative of the Company exercised non-qualified stock options to purchase 120,000 shares of the Company's Common Stock at $2.10 per share, or $252,000. The shares related to these options were issued from the Company's treasury shares at an average cost of $6.94 per share, or approximately $832,800.

         During the fiscal year ended June 30, 2004, certain officers of the Company exercised options to purchase 290,500 shares of the Company's Common Stock. As permitted by the applicable stock option plan and contracts governing the options, the officers tendered to the Company and the Company purchased, in partial payment of the exercise price for 210,500 of these options, 164,141 mature shares of Common Stock, with a market value of $569,000. During the same period, the Company repurchased 4,725 shares from employees who received distributions from the Company's ESOP at a price of $19,000.

         The following table summarizes information about stock options outstanding at June 30, 2005:

                             Options Outstanding and Exercisable
------------------------------------------------------------------------------------------------
                                                         Weighted Average
                                 Number Outstanding          Remaining          Weighted Average
  Range of Exercise Prices        at June 30, 2005     Contractual Life (Yrs)    Exercise Price
----------------------------     ------------------    ----------------------   ----------------
$1.65 to $2.10                               41,000                    6.938               $1.70
$2.21 to $2.88                               76,000                    5.118                2.51
$3.15 to $3.75                               19,000                    4.975                3.31
$4.06 to $4.13                               14,500                    0.997                4.06
$4.38 to $5.13                               22,000                    4.948                4.72
$6.00 to $6.90                               10,000                    9.419                6.70
                                 ------------------    ----------------------   ----------------
Totals                                      182,500                    5.377               $3.70
                                 ------------------    ----------------------   ----------------

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

NOTE H - INCOME TAXES

         The components of the Company's tax provision (benefit) for the years ended June 30, 2005, 2004 and 2003 are as follows:

                                                  June 30,
                                   --------------------------------------
                                      2005          2004          2003
                                   ----------    ----------    ----------
      Current:
      Federal                      $   75,000    $  545,000    $  (11,000)
      State and Local                  78,000        79,000       195,000
      Foreign                         193,000       216,000        26,000
                                   ----------    ----------    ----------
                                      346,000       840,000       210,000
      Deferred:
      Federal and State               320,000       344,000       400,000
                                   ----------    ----------    ----------
      Provision                    $  666,000    $1,184,000    $  610,000
                                   ----------    ----------    ----------

         Reconciliation between the provision for income taxes computed by applying the federal statutory rate to income before income taxes and the actual provision for income taxes is as follows:

                                                                     June 30,
                                                     ---------------------------------------
                                                        2005           2004          2003
                                                     ----------     ----------    ----------
Provision (benefit) for income taxes at                    34.0%          34.0%         34.0%
   statutory rate
State and local income taxes net of federal                 4.2            3.5           5.7
tax benefit
Expired foreign tax credits                                  --            0.7           4.7
Valuation Allowance for expiring foreign                   (2.0)           3.5            --
tax credits
Other                                                       2.6            3.1           2.9
                                                     ----------     ----------    ----------
Effective tax rate percent                                 38.8%          44.8%         47.3%
                                                     ----------     ----------    ----------

         A valuation allowance was established in the year ending June 30, 2004 for foreign tax credits that were expected to expire. For the year ending June 30, 2005, the Company's projections of taxable income indicate that the Company will have taxable income throughout the foreseeable future and there is no evidence which suggests that the net deferred tax asset will not be realized. Accordingly, a valuation allowance is no longer required.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Foreign tax credits are expected to expire through June 30, 2009. The income tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of June 30, 2005 and 2004 are as follows:

                                                                June 30,
                                       ----------------------------------------------------------
                                                  2005                           2004
                                       ---------------------------    ---------------------------

                                          Assets      Liabilities        Assets      Liabilities
                                       ------------   ------------    ------------   ------------
Depreciation and amortization          $    165,000   $         --    $    146,000   $         --
Leases                                                          --              --         15,000
Foreign taxes                               220,000             --         358,000             --
Valuation allowance                                             --         (79,000)            --
Pension Benefit Obligation                1,111,000             --              --             --
Inventory                                   190,000             --         312,000             --
Bad debt, sales allowances and
other reserves                              164,000             --         112,000             --
Other                                       435,000             --         562,000             --
                                       ------------   ------------    ------------   ------------
                                       $  2,285,000   $         --    $  1,411,000   $     15,000
                                       ------------   ------------    ------------   ------------

NOTE I - EMPLOYEES' BENEFIT PLANS

         The Company has a trusteed, defined-benefit pension plan for certain of their salaried and hourly personnel. The plan provides pension benefits that are based on a fixed amount of compensation per year of service, career average pay or on the employee's compensation during a specified number of years before retirement. A change in the mortality table used to determine the pension plan balance sheet liability as of June 30, 2005 and future net periodic pension cost was made during the fourth quarter of fiscal 2005. The mortality table used to calculate the liability as of June 30, 2005 is the "1994 Group Annuity Reserving Table (Projected to 2002). This change resulted in an additional pretax liability totaling $2,086,000 ($1,246,000 after tax, which is included in "Accumulated Comprehensive Earnings (Loss)" on the Company's Consolidated Balance Sheet at June 30, 2005). The Company's funding policy is to make annual contributions required by the Employee Retirement Income Security Act of 1974.

                                                              Fiscal Year Ended June 30,
                                                             ----------------------------
                                                                 2005            2004
                                                             ------------    ------------
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation at beginning of year                  $  5,590,000    $  4,735,000
   Service cost                                                   389,000         332,000
Interest cost                                                     295,000         278,000
Actuarial loss                                                  1,820,000         393,000
Benefits paid                                                    (727,000)       (148,000)
                                                             ------------    ------------
Net benefit obligation at end of year                        $  7,367,000    $  5,590,000
                                                             ------------    ------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year               $  5,297,000    $  4,574,000
Employer contributions                                            752,000         693,000
Benefits paid                                                    (727,000)       (148,000)
Actual (loss) gain on plan assets                                (123,000)        178,000
                                                             ------------    ------------
Fair value of plan assets at end of year                     $  5,199,000    $  5,297,000
                                                             ------------    ------------
Funded status at end of year                                   (2,168,000)       (293,000)
Unrecognized net actuarial loss                                 3,954,000       1,802,000
Unrecognized transition amount                                         --          (9,000)
Unrecognized prior service cost                                        --           1,000
                                                             ------------    ------------
Net amount recognized                                        $  1,786,000    $  1,501,000
                                                             ------------    ------------

                                                                       June 30,
                                                             ----------------------------
                                                                 2005            2004
                                                             ------------    ------------
Amounts recognized in the consolidated balance sheets
(Accrued) prepaid benefit cost                               $   (300,000)   $  1,501,000
Accumulated other comprehensive income                          2,086,000
                                                             ------------    ------------
Net amount recognized                                        $  1,786,000    $  1,501,000
                                                             ------------    ------------

Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

Fiscal Year Ended June 30,                             2005            2004
                                                   -------------   -------------
Projected benefit obligation                       $   7,367,000   $   5,590,000
Accumulated benefit obligation                         6,176,000       5,140,000
Fair value of plan assets                              5,199,000       5,297,000


         Pension expenses includes the following components:

        Fiscal Year Ended June 30,                     2005            2004            2003
                                                   ------------    ------------    ------------
        COMPONENTS OF NET PERIODIC BENEFIT COST:
        Service cost                               $    389,000    $    332,000    $    311,000
        Interest cost                                   295,000         278,000         260,000
        Return on assets                                123,000        (178,000)       (174,000)
        Other actuarial items - net                    (341,000)        (48,000)        (38,000)
                                                   ------------    ------------    ------------
        Net periodic pension cost                  $    466,000    $    384,000    $    359,000
                                                   ------------    ------------    ------------

         The change in the mortality table referred to above will have the affect of increasing net periodic pension cost for fiscal 2006 and thereafter.

         Assumptions used to determine Benefit Obligation at June 30, 2005 and 2004 are as follows:

                                                   2005             2004
                                                ----------       ----------
Discount rate                                      4.70%            5.50%
Expected long-term return on plan assets           5.75%            6.00%
Rate of compensation increase                      3.00%            3.75%

         Assumptions used in determining the net periodic cost:

                                                   2005       2004       2003
                                                 --------   --------   --------
Discount rate                                      5.50%      5.75%      5.75%
Rate of increase in compensation levels            3.75%      3.75%      3.00%
Expected long-term rate of return on assets        6.00%      6.00%      6.00%

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

         The table below represents the Company's pension plan asset allocation at June 30, 2005 and 2004 by asset category.


                                                            Asset Allocation
                                                       ------------------------
                   Asset Category                         2005          2004
        ------------------------------------------     -----------   ----------
        Debt securities                                     91%           68%
        Other, primarily cash and cash equivalents           9%           32%
                                                       -----------   ----------
        Total                                              100%          100%
                                                       -----------   ----------

         The Company expects to contribute $775,000 to its defined benefit pension plan during the fiscal year ended June 30, 2006.

         Anticipated payments during the next ten (10) fiscal years are as follows:

          Fiscal Year Ending June 30,                  Expected Payment
          ---------------------------                  ----------------
                    2006                                  $  414,000
                    2007                                     249,000
                    2008                                   1,869,000
                    2009                                     766,000
                    2010                                   1,242,000
                 2011-2015                                 4,263,000

         The Company had maintained a non-contributory Employee Stock Ownership Plan (the "ESOP") and Trust, for its employees who were not covered by a collective bargaining agreement. The ESOP was terminated, and vested amounts distributed to all participants. As an accommodation to non-management participants in the ESOP, the Company offered to purchase the shares of Common Stock each non-management participant was entitled to receive upon termination of the ESOP. At June 30, 2005, all but two non-management participants elected to have the Company purchase their shares (a total of 51,280 shares) at market value (which aggregated approximately $310,000) on the date of election. There was no ESOP expense for the years ended June 30, 2005, 2004 and 2003.

         The Company has a 401(K) savings plan for the benefit of its Topsville, Inc. employees, which existed prior to the Company's acquisition of Topsville. No contributions by the Company were made during fiscal 2005, 2004 and 2003.

         In December 2004 the Company entered into an amendment to its collective bargaining agreement with Local 62-32, UNITE, AFL-CIO, which covers all 9 of Jaclyn's union employees. The term of the agreement has been extended until October 31, 2006. The agreement allows the Company, in its discretion, to withdraw from the Union's multi-employer pension plan. A withdrawal would terminate the Company's obligations to make future contributions to the pension plan, although the Company would be required to contribute to the union's 401-K plan and as such, had not recorded any charge relating to this contingency in its consolidated financial statements. During fiscal 2004, the Company decided to withdraw from the pension plan. This decision obligates the Company for a portion of the unfunded pension obligation. The final determination of the withdrawal liability is impacted by the timing of the final settlement by the Company to withdraw from the plan and the continued participation of other companies that contribute to the pension plan. Based on the latest information provided to the Company by the union, the estimated present value is approximately $500,000 recorded in accrued expenses.

NOTE J - NET EARNINGS PER SHARE

         The Company's calculation of Basic and Diluted Net Earnings Per Share are as follows:

                                                           Year Ended June 30,
                                              ------------------------------------------
                                                  2005           2004           2003
                                              ------------   ------------   ------------
Basic Net Earnings Per Share:
Net Earnings                                  $  1,049,000   $  1,458,000   $    683,000
                                              ------------   ------------   ------------
Basic Weighted Average Shares Outstanding        2,596,000      2,531,000      2,521,000
                                              ------------   ------------   ------------
Basic Net Earnings Per Common Share           $        .40   $        .58   $        .27
                                              ------------   ------------   ------------
Diluted Net Earnings Per Share:
Net Earnings                                  $  1,049,000   $  1,458,000   $    683,000
                                              ------------   ------------   ------------
Basic Weighted Average Shares Outstanding        2,596,000      2,531,000      2,521,000
Add:  Dilutive Options                             106,000        156,000         26,000
                                              ------------   ------------   ------------
Diluted Weighted Average Shares Outstanding      2,702,000      2,687,000      2,547,000
                                              ------------   ------------   ------------
Diluted Net Earnings Per Common Share         $        .39   $        .54   $        .27
                                              ------------   ------------   ------------

----------------------

Options to purchase 10,000 and 256,000 common shares were outstanding as of June 30, 2005 and 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

NOTE K - REPURCHASE OF SHARES FOR TREASURY
The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company is financing these repurchases from its own funds from operations and/or from its bank credit facility. As of June 30, 2005, the Company had purchased 244,783 shares of its Common Stock under this authorization at a cost of approximately $1,011,000. In addition, during the fourth quarter of fiscal 2005, the Company repurchased in private transactions 51,280 additional shares of the Company's Common Stock at a cost of approximately $310,000. These were shares distributed to non-management participants in the ESOP upon termination of the ESOP which were repurchased by the Company as an accommodation to those participants.


NOTE L - UNAUDITED QUARTERLY FINANCIAL DATA

         Summarized quarterly financial data amounts for the fiscal years ended June 30, 2005 and 2004 are as follows:

                                                               Three Months Ended
                                          ----------------------------------------------------------
                                            June 30,      March 31,      December 31,   September 30,
                                              2005           2005            2004           2004
                                          ------------   ------------    ------------   ------------
Net sales                                 $ 29,755,000   $ 22,476,000    $ 38,441,000   $ 35,805,000
Gross profit                                 6,844,000      5,205,000       7,882,000      8,594,000
Net earnings (loss)                            668,000       (640,000)        156,000        865,000
Net earnings (loss) per common share -
  basic                                   $        .26   $       (.24)   $        .06   $        .34
Net earnings (loss) per common share -
  diluted                                 $        .25   $       (.24)   $        .06   $        .32


                                                               Three Months Ended
                                          ----------------------------------------------------------
                                            June 30,      March 31,      December 31,   September 30,
                                              2004           2004            2003           2003
                                          ------------   ------------    ------------   ------------
Net sales                                 $ 28,796,000   $ 26,413,000    $ 38,745,000   $ 29,896,000
Gross profit                                 7,553,000      6,721,000       9,328,000      7,590,000
Net earnings (loss)                            441,000       (240,000)        899,000        358,000
Net earnings (loss) per common share -
  basic                                   $        .18   $       (.09)   $        .35   $        .14
Net earnings (loss) per common share -
  diluted                                 $        .17   $       (.09)   $        .33   $        .13


         Note: The per share amounts are calculated independently for each quarter. The sum of the quarters may not equal the annual per share amounts.

--------------------------------------------------------------------------------
JACLYN INC. AND SUBSIDIARIES

SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS

             Column                              Column          Column            Column           Column
               A                                   B               C                 D                E
                                                               Additions
                                               Balance at        charged                            Balance
                                              beginning of      to costs                            at end
          Description                            period        and expense       Deductions        of period
                                             --------------   --------------   --------------    --------------
Fiscal Year ended June 30, 2005
Allowance for doubtful accounts              $      177,000   $           --   $      (53,000)   $      124,000
Allowance for sales discounts, returns and
   allowances                                     2,384,000        7,720,000       (6,840,000)        3,264,000
Fiscal Year ended June 30, 2004
Allowance for doubtful accounts                     165,000           12,000               --           177,000
Allowance for sales discounts, returns and
   allowances                                     2,527,000        5,703,000       (5,846,000)        2,384,000
 Fiscal Year ended June 30, 2003
Allowance for doubtful accounts                     160,000           39,000          (34,000)          165,000
Allowance for sales discounts, returns and
   allowances                                       809,000        6,309,000       (4,591,000)        2,527,000

                                  EXHIBIT INDEX
                                  -------------

      Exhibit No.     Description                                           Page
      -----------     -----------                                           ----

         3(a)         Certificate of Incorporation of the Registrant.

         3(b) By-Laws of the Registrant (incorporated herein by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1991).

         4(a) Promissory Note of the Registrant dated August 14, 2002 payable to the order of Hudson United Bank ("HUB") in the principal amount of $3,250,000 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                      2002).

         4(b) Mortgage, Security Agreement and Financing Statement dated August 14, 2002 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(b) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                      2002).

         4(c) Revolving Loan Agreement dated December 23, 2002 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(c) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2003).

         4(d) First Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents dated October 23, 2003 between the Registrant and HUB.

         4(e) Second Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents dated October 23, 2003 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q, File No. 1-5863, for the fiscal quarter ended March 32,
                      2005).

         10(a) 1984 Employee Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                      1989).*

         10(b) 1990 Stock Option Plan of the Registrant, as amended (incorporated herein by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                      1991).*

         10(c) Second Amended and Restated Stockholders' Agreement dated May 12, 2003 among the Registrant and the persons listed on

                      Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 9 to the Schedule 13D dated May 15, 2003 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

         10(d) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                      1988).*

         10(e) 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1998).*

         10(f) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, for the fiscal year ended June 30,
                      1998).*

         10(g) Purchase and Sale Agreement dated January 11, 1999 between Banner Industries of New York, Inc. and Jaclyn, Inc.(incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, dated January 26, 1999).

         10(h) Purchase and Sale Agreement dated January 10, 2002 between Mark Nitzberg and the Registrant
                      (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

         10(i) Consulting Agreement dated January 10, 2002 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

         10(j) Amendment to Consulting Agreement dated December 15, 20003 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2004).

         10(k) Payment and Indemnification Agreement dated January 10, 2002 by and among Capital Factors, Inc., Topsville, Inc., Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

         10(l) Consent and Joinder Agreement dated August 10, 2004 among the Registrant, Mark Nitzberg and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to

                      Amendment No. 12 to the Schedule 13D dated August 16, 2004 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

         14 Code of Ethics for Finance Professionals of the Registrant (incorporated herein by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2004).

         21           Subsidiaries of the Registrant.

         31(a) Rule 13a-14(a) Certification of Robert Chestnov, President and Chief Executive Officer of the Company.

         31(b) Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.

         32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.

         99(a)        Code of Business Conduct and Ethics of the
                      Registrant (incorporated herein by reference to Exhibit 99(a) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2004).

-------------------
*Management contract or compensatory plan or arrangement