Form 10-Q
period 2005-09-30
JACLYN INC
filed 2005-11-14
CIK 52969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005
                                               ------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________

                          Commission File Number 1-5863
                                                 ------

                                  JACLYN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               22-1432053
    -------------------------------         -------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification
             Incorporation)                               No.)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at November 1, 2005
------------------------------------            -------------------------------
Common Stock, par value $1 per share                        2,474,057

                          JACLYN, INC. AND SUBSIDIARIES

                                      INDEX



Part I.  Financial Information


Item 1
          Condensed Consolidated Balance Sheets -
            September 30, 2005 (unaudited) and June 30, 2005 (derived from
            audited financial statements)                                     3

          Condensed Consolidated Statements of Earnings -
            Three Months Ended September 30, 2005 and 2004 (unaudited)        4

          Condensed Consolidated Statements of Cash Flows - Three Months
            Ended September 30, 2005 and 2004 (unaudited)                     5

          Notes to Condensed Consolidated Unaudited Financial Statements      6


Item 2
          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              13

Item 3
          Quantitative and Qualitative Disclosures about Market Risk         20


Item 4    Controls and Procedures                                            20


Part II.  Other Information:

Item 2
          Unregistered Sales of Equity Securities
            and Use of Proceeds                                              21

Item 6
         Exhibits                                                            21

         Signatures                                                          22

         Certifications                                                      24

                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                   September 30,     June 30,
                                                       2005            2005
                                                    (Unaudited)     (See below)
                                                   ------------    ------------
     ASSETS

     CURRENT ASSETS:
     Cash and cash equivalents                     $         60    $        893
     Accounts receivable, net                            20,044          19,740
     Inventory                                            9,346           3,688
     Prepaid expenses and other current assets            1,915           2,056
                                                   ------------    ------------
     TOTAL CURRENT ASSETS                                31,365          26,377
                                                   ------------    ------------
     PROPERTY PLANT AND EQUIPMENT, NET                    1,081           1,148
     GOODWILL                                             3,338           3,338
     OTHER ASSETS                                         1,627           1,629
                                                   ------------    ------------
     TOTAL ASSETS                                  $     37,411    $     32,492
                                                   ============    ============
     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
     Notes payable - bank                          $     10,100    $      5,760
     Accounts payable                                     4,045           2,302
     Other current liabilities                            4,477           5,029
                                                   ------------    ------------
     TOTAL CURRENT LIABILITIES                           18,622          13,091
                                                   ------------    ------------

     MORTGAGE PAYABLE                                     2,688           2,727
                                                   ------------    ------------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:
     Common stock                                         3,369           3,369
     Additional paid-in capital                           9,670           9,670
     Retained earnings                                   10,911          10,765
     Accumulated comprehensive loss                      (1,653)         (1,653)
                                                   ------------    ------------
                                                         22,297          22,151
     Less:  Common shares in treasury at cost             6,196           5,477
                                                   ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                          16,101          16,674
                                                   ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                        $     37,411    $     32,492
                                                   ============    ============

The June 30, 2005 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In Thousands, Except Share Amounts)


                                                            Three Months Ended
                                                               September 30,

                                                            2005         2004
                                                         ----------   ----------
Net sales                                                $   29,248   $   35,805
Cost of goods sold                                           22,627       27,211
                                                         ----------   ----------
Gross profit                                                  6,621        8,594
                                                         ----------   ----------

Shipping, selling and administrative expenses                 6,209        6,915
Interest expense                                                140          183
                                                         ----------   ----------
                                                              6,349        7,098
                                                         ----------   ----------
Earnings before provision for income taxes                      272        1,496
Provision for income taxes                                      126          631
                                                         ----------   ----------
Net earnings                                             $      146   $      865
                                                         ==========   ==========
Net earnings per common share - basic                    $      .06   $      .34
                                                         ==========   ==========
Weighted average number of shares outstanding - basic     2,525,000    2,544,000
                                                         ==========   ==========
Net earnings per common share - diluted                  $      .06   $      .32
                                                         ==========   ==========
Weighted average number of shares outstanding - diluted   2,609,000    2,674,000
                                                         ==========   ==========

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                Three Months Ended
                                                                                   September 30,

                                                                                2005          2004
                                                                             ----------    ----------
  Cash Flows From Operating Activities:
  Net Earnings                                                               $      146    $      865
  Adjustments to reconcile net earnings to net cash used in
      operating activities:
  Depreciation and amortization                                                     111            98
  Changes in assets and liabilities:
     Increase in accounts receivable, net                                          (304)       (9,976)
     Increase in inventory                                                       (5,658)       (5,441)
     Decrease (increase) in prepaid expenses and other assets                       141          (270)
     Increase (decrease) in accounts payable and other current liabilities        1,188        (2,030)
                                                                             ----------    ----------
   Net cash used in operating activities                                         (4,376)      (16,754)
                                                                             ----------    ----------

   Cash Flows From Investing Activities:
      Purchase of property and equipment                                            (42)          (71)
                                                                             ----------    ----------
   Net cash used in investing activities                                            (42)          (71)
                                                                             ----------    ----------

   Cash Flows From Financing Activities:
      Increase in loans payable - bank                                            4,340        16,090
      Payment of long-term debt                                                     (36)          (34)
      Repurchase of common stock                                                   (719)           (6)
      Exercise of stock options                                                      --           252
                                                                             ----------    ----------
 Net cash provided by financing activities                                        3,585        16,302
                                                                             ----------    ----------
 Net decrease in Cash and Cash Equivalents                                         (833)         (523)
 Cash and Cash Equivalents, beginning of period                                     893           626
                                                                             ----------    ----------
 Cash and Cash Equivalents, end of period                                    $       60    $      103
                                                                             ----------    ----------

Supplemental Information:
   Interest paid                                                             $      112    $      157
                                                                             ----------    ----------
   Taxes paid                                                                $       17    $      458
                                                                             ----------    ----------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1. Basis of Presentation:

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of earnings and cash flows for the three month periods ended September 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 2005 Annual Report to Stockholders for the year ended June 30, 2005. The results of operations for the period ended September 30, 2005 are not necessarily indicative of operating results for the full fiscal year.

2. Stock-Based Compensation:

As of September 30, 2005, the Company maintained two stock option plans. Prior to Fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options under this program. Under the intrinsic value method, no compensation expense needed to be recognized if the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of the grant. Since all options granted to date under the Company's stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no compensation expense was recognized in the accompanying consolidated statements of earnings.

Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes APB No. 25. SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements, and that the expense be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Accordingly, prior period financial statements have not been restated. In addition to reflecting compensation expense for new stock-based awards, SFAS No. 123(R) requires that expense be recognized to reflect the remaining service period, if any, of awards that had been included in pro-forma disclosures in prior periods (discussed below). SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

To date, all stock options granted by the Company fully vested upon grant. Accordingly, as of September 30, 2005, the Company had no unrecognized compensation cost related to stock awards, as the Company has historically granted options that vested immediately. In addition, as the Company does not have any excess tax benefits related to stock option exercises, no financing cash flows exist for the three months ended September 30, 2005.

Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro-forma disclosure. The pro-forma charge for compensation cost related to stock-based awards granted was recognized over the applicable service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.). As stated above, all options heretofore granted by the Company vested immediately, and any compensation would have been recognized upon the grant date.

The Company did not grant any stock options during the first quarter of fiscal 2006 or fiscal 2005. There was no effect on net earnings for the fair value method for the three months ended September 30, 2005.

3.   Earnings Per Share:

     The Company's calculation of Basic and Diluted Net Earnings Per Common Share follows (in thousands, except share amounts):


                                                          Three Months Ended
                                                             September 30,

                                                          2005           2004
                                                       ----------     ----------

Basic Net Earnings Per Common Share:

Net Earnings                                           $      146     $      865
                                                       ----------     ----------

Basic Weighted Average Shares Outstanding               2,525,000      2,544,000
                                                       ----------     ----------

Basic Net Earnings Per Common Share                    $      .06     $      .34
                                                       ----------     ----------


                                                          Three Months Ended
                                                             September 30,

                                                          2005           2004
                                                       ----------     ----------

Diluted Net Earnings Per Common Share:

Net Earnings                                           $      146     $      865
                                                       ----------     ----------

Basic Weighted Average Shares Outstanding               2,525,000      2,544,000

Add: Dilutive Options                                      84,000        130,000
                                                       ----------     ----------

Diluted Weighted Average Shares Outstanding             2,609,000      2,674,000
                                                       ----------     ----------

Diluted Net Earnings Per Common Share                  $      .06     $      .32
                                                       ----------     ----------


4.   Inventories:

     Inventories consist of the following components (in thousands):


                                         September 30, 2005      June 30, 2005
                                         ------------------   ------------------
   Raw materials                         $              233   $               22
   Work in process                                      166                   41
   Finished Goods                                     8,947                3,625
                                         ------------------   ------------------
                                         $            9,346   $            3,688
                                         ------------------   ------------------

5.   Repurchase of Common Stock:

The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. As of September 30, 2005, the Company purchased a total of 244,783 shares of its Common Stock at a cost of approximately $1,012,000 in connection with the repurchase program.

In addition, during the first quarter of fiscal 2006, the Company repurchased in private transactions 100,000 shares of its Common Stock at a cost of $715,000 from a sales representative of the Company, and 619 additional shares of the Company's Common Stock at a cost of $4,252. The 619 shares were distributed to non-management participants in the ESOP and repurchased by the Company as an accommodation to those participants.

6. Financing Agreements:

In May 2005, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2007, continues to provide for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and effective June 30, 2005, imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of June 30, 2005 and September 30, 2005. As of September 30, 2005, borrowing on the short-term line of credit was $10,100,000, and the Company had $14,900,000 of additional availability (based on the borrowing formula) under its credit facility. At September 30, 2005, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $8,859,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at September 30, 2005 was 6.75%.

In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of September 30, 2005 is approximately $2,844,000.

7.  Contractual Obligations and Commercial Commitments :

The Company leases office facilities under non-cancelable leases that expire in various years through the year ended June 30, 2009.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:


                      Year Ended                Office and Showroom
                       June 30,                     Facilities

                         2006                   $           714,000

                         2007                               790,000

                         2008                               567,000

                         2009                               381,000

                         2010                                    --

The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which expire in various years through 2008. Aggregate minimum commitments by fiscal year are as follows:


                      Year Ended
                       June 30,                        Minimum
                                                     Commitments

                         2006                   $           189,000

                         2007                               298,000

                         2008                               119,000

From time to time, the Company and its subsidiaries may be subject to claims and may become a party to legal proceeding which arise in the normal course of business. At September 30, 2005, there were no material pending legal proceedings to which the Company was a party. In the opinion of management, disposition of all legal proceedings is not expected to materially affect the Company's financial position, cash flows or results of operations.

The Company has not provided any financial guarantees as of September 30, 2005

8.  Retirement Plans:

Pension expenses includes the following components:

Fiscal Quarter Ended September 30,                      2005          2004

COMPONENTS OF NET PERIODIC BENEFIT COST:

   Service cost                                     $  130,747    $  105,850
   Interest cost                                        81,815        86,250
   Expected return on assets                           (79,203)      (79,465)
   Amortization of prior service cost                       12           150
   Amortization of transition assets                        --        (2,340)
   Amortization of actuarial loss                       61,629        39,555
                                                    ----------    ----------
   Net periodic cost                                $  195,000    $  150,000
                                                    ----------    ----------

The Company expects to contribute approximately $1,070,000 to its pension plan in fiscal 2006. As of September 30, 2005, no contribution has been made.

Accumulated Comprehensive Loss in the balance sheet consists only of the minimum pension liability, which is calculated annually in the fourth quarter each year.


Recently Issued Accounting Standards:

In September 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)" ("FSP No. 123 R-1") to defer the requirement of SFAS No. 123(R) that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Generally, the rights under stock-based payment awards issued to employees by the Company are all dependent on the recipient being an employee of the Company. Therefore, FSP No. 123 R-1 currently does not have an impact on the Company's consolidated financial statements and its measurement of stock-based compensation in accordance with SFAS No. 123(R).

In October 2005, the FASB issued FSP No. FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)" ("FSP No. 123 R-2") to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). FSP No. 123 R-2 stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award's approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will apply the principles set forth in FSP No. 123 R-2 upon the issuance of options.

In March 2005, the FASB issued Interpretation No. 47 ("Interpretation No. 47") "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143". Interpretation No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of the fiscal years ended after December 15, 2005. The Company has determined that Interpretation No. 47 will not have a material impact on our results of operation, financial position or cash flows.

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

Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of net sales and net earnings for the year during the first and second fiscal quarters during which time our customers generally increase inventory levels in anticipation of both back-to-school and holiday sales. We expect that trend to continue during fiscal 2006. The Company believes this seasonality is consistent with the general pattern associated with sales to the retail industry and we expect this pattern to continue. Consequently, the results for any one quarter in a fiscal year are not necessarily indicative of results for the whole year. The Company's quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers and economic conditions. Accordingly, comparisons between quarters may not necessarily be meaningful, and the results for any one quarter are not necessarily indicative of future quarterly results or of full-year performance.

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

The Company's accounting policies are more fully described in Note A to the June 30, 2005 consolidated financial statements, located in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2005. Management has identified certain critical accounting policies that are described below.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased $833,000 during the three-month period ended September 30, 2005 to $60,000 from $893,000 at June 30, 2005.

Net cash used in operating activities totaled $4,376,000, primarily from an increase in inventory levels totaling $5,658,000 to meet anticipated second quarter shipping, and an increase in accounts payable of $1,188,000 which reflects the higher inventory level. Funds provided by financing activities of $ 3,585,000 were mostly the result of $4,340,000 in borrowing from the Company's bank under its line of credit facility and offset by the purchase of the Company's common stock totaling $719,000. These funds were used to finance the higher level of seasonal business activity.

Net cash used in investing activities of $42,000 was for purchases of property and equipment.


In May 2005, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2007, continues to provide for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula was allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and effective June 30, 2005, imposed certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants at June 30, 2005 and September 30, 2005. As of September 30, 2005, borrowing on the short-term line of credit was $10,100,000, and the Company had $14,900,000 of additional availability (based on the borrowing formula) under its credit facility. At September 30, 2005, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $8,859,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at September 30, 2005 was 6.75%.

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

There were no material commitments for capital expenditures at September 30, 2005.

The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. As of September 30, 2005, the Company purchased a total of 244,783 shares of its Common Stock at a cost of approximately $1,012,000 in connection with the repurchase program.

In addition, during the first quarter of fiscal 2006, the Company repurchased in private transactions 100,000 shares of its Common Stock at a cost of $715,000 from a sales representative of the Company, and 619 additional shares of the Company's Common Stock at a cost of $4,252. The 619 shares were distributed to non- management participants in the ESOP and repurchased by the Company as an accommodation to those participants.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of September 30, 2005:

                                                 * * * * Payments Due by Period * * * *


Contractual Obligations           Total       Less than 1     1-3 Years      3-5 Years       More than
                                                 Year                                         5 Years
Notes Payable                 $ 10,100,000   $ 10,100,000             --             --             --

Mortgage Payable                 2,844,000        156,000        323,000        366,000      1,999,000

Royalties                          606,000             --        606,000             --

Operating Leases                 2,452,000        714,000      1,357,000        381,000             --

                              ------------   ------------   ------------   ------------   ------------
Total Contractual
Obligations                   $ 16,002,000   $ 10,970,000   $  2,286,000   $    747,000   $  1,999,000
                              ------------   ------------   ------------   ------------   ------------


Other Commercial                      Total           Less than      1-3 Years         3-5         More than
Commitments                           Commitments       1 Year                        Years         5 Years
--------------------------------------------------------------------------------------------------------------
Letters of Credit                     $  8,859,000   $  8,859,000             --             --             --
                                      ------------   ------------   ------------   ------------   ------------
Total Commercial Commitments          $  8,859,000   $  8,859,000             --             --             --
                                      ------------   ------------   ------------   ------------   ------------

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

RESULTS OF OPERATIONS

Net sales were $29,248,000 during the three-month period ended September 30, 2005, compared to $35,805,000 in the prior fiscal three-month comparable period. Sales by category were as follows:

Net sales for the Apparel category were $18,047,000, or $7,825,000 lower than the prior fiscal year. This 30.2% decrease in the current three-month period versus last year's same period was primarily due the elimination of several private label programs from one of the women's sleepwear division's customers, and a 40.5% reduction in net sales in our catalogue business due to the loss of one of that business' significant customers who will be sourcing goods directly. The children's apparel division was 4.4% ahead of last year's first quarter net sales.

Net sales totaling $11,201,000 for the Handbags category increased 12.8% in the first quarter of fiscal 2005 compared to the prior fiscal year's same fiscal quarter total of $9,933,000. The sales increase primarily reflected higher sales in the premium incentive business due to expanded programs for one of its significant customers.

Gross margins were 22.6% in the first quarter of fiscal 2005 compared to 24.0% in the first quarter of 2004. Gross margins by category were as follows:

Gross margin for the Apparel category decreased slightly to 26.5 % in the first three months of fiscal 2005 from 26.6% in the first quarter of fiscal 2004. The ..1% decrease was primarily the result of slightly lower margins in the children's apparel business and women's sleepwear division attributable to product mix, compared to last year's first fiscal quarter, not fully offset by better 2005 first quarter margins in the catalogue division the result of improved costing measures.

Gross margin for the Handbags category in 2005 decreased to 16.4 % in 2005 from 17.1% in 2004. This decrease was mainly due to lower premium incentive business margins attributable to market place competition on several programs causing this business to reduce its gross margins to an acceptable level without losing the customer, not fully offset by higher handbag margins reflecting a product mix with higher margins.

As a percentage of net sales, shipping, selling and administrative expenses increased to 21.2% from 19.3%. Shipping, selling and administrative expenses decreased by $706,000 in the first quarter of fiscal 2005 compared to the prior year comparable period, mainly due to lower shipping and warehousing expense totaling $399,000 relating to lower sales volume, and lower selling and sales commission costs totaling $284,000, as well as lower royalty expense totaling $108,000 related to fewer licensed product sales in this fiscal quarter compared to the same fiscal quarter last year, offset by slightly higher product development costs of $40,000 and a $45,000 increase in general and administrative costs.

Interest expense in the first quarter of fiscal 2005 decreased to $140,000, or $43,000 below the last year's first quarter of $183,000, primarily the result of a lower level of average borrowing for this year's first quarter lower anticipated first half net sales, offset partly by higher interest rates.

The decrease of $1,224,000 in earnings before income taxes for the three month period ended September 30, 2005 to $272,000 from earnings before income taxes of $1,496,000 in the prior fiscal comparable period was primarily due to much lower net sales and gross profit dollars, not offset by lower shipping, selling and administrative expenses in this year's fiscal quarter compared to last year's comparable fiscal quarter, as discussed above. For the three-month period ended September 30, 2005, the Company had an effective tax rate of 46.3 % compared to

42.2 % in the first three month period of the prior year, primarily the result of a higher state and local tax rate during the first quarter of fiscal 2006. Net earnings decreased $719,000 to $146,000 for the three month period ended September 30, 2005 from $865,000 in the prior comparable period.


RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)" ("FSP No. 123 R-1") to defer the requirement of SFAS No. 123(R) that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock-based payment awards issued to employees by the Company are all dependent on the recipient being an employee of the Company. Therefore, FSP No. 123 R-1 currently does not have an impact on the Company's consolidated financial statements and its measurement of stock-based compensation in accordance with SFAS No. 123(R).

In October 2005, the FASB issued FSP No. FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)" ("FSP No. 123 R-2") to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). FSP No. 123 R-2 stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award's approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will apply the principles set forth in FSP No. 123 R-2 upon the issuance of options.

In March 2005, the FASB issued Interpretation No. 47 ("Interpretation No. 47") "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143". Interpretation No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of the fiscal years ended after December 15, 2005. The Company has determined that Interpretation No. 47 will not have a material impact on our results of operation, financial position or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the information set forth under the caption "Item 7A-Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Item 4.  Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Not applicable.

(b)   Not applicable.

(c)   Issuer Purchases of Equity Securities

      The following sets forth certain information with respect to purchases by the Company of shares of Common Stock during the three months ended September 30, 2005:

                                                                           (c) Total Number             (d) Maximum
                                                                        Of Shares Purchased as          Number (or)
                                                                                 Part                Approximate Dollar
                               (a) Total             (b) Average              Of Publicly                 (Value)
                            Number of Shares          Price Paid            Announced Plans          of Shares that May
        Period                Purchased(2)           per Share(2)           Or Programs(1)            Yet Be Purchased
-----------------------------------------------------------------------------------------------------------------------
     July 1, 2005-                 411                  $6.79                        --                    105,217
     July 31, 2005

-----------------------------------------------------------------------------------------------------------------------
    August 1, 2005-            100,000                  $7.15                        --                    105,217
    August 31, 2005

-----------------------------------------------------------------------------------------------------------------------
  September 1, 2005-               208                  $7.00                        --                    105,217
  September 30, 2005

-----------------------------------------------------------------------------------------------------------------------
         Total                 100,619                  $7.15                        --                    105,217
-----------------------------------------------------------------------------------------------------------------------

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

(2) Included in the shares repurchased during the quarter were 100,000 shares which were repurchased in a private transaction, and 619 shares distributed to non-management participants in the Jaclyn, Inc. Employees Stock Ownership Plan upon termination of that plan, which were repurchased in private transactions by the Company as an accommodation to those participants.

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

                                           JACLYN, INC.
                                           ------------
                                           (Registrant)
                                           ------------

November 14, 2005                          /s/ ALLAN GINSBURG
                                           ------------------------------
                                           Allan Ginsburg
                                           Chairman of the Board

November 14, 2005                          /s/ ANTHONY CHRISTON
                                           ------------------------------
                                           Anthony Christon
                                           Vice President
                                           Chief Financial Officer

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