Form 10-Q
period 2005-12-31
JACLYN INC
filed 2006-02-14
CIK 52969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2005
                                     -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                          Commission File Number  1-5863
                                                 --------


                                  JACLYN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               22-1432053
----------------------------                                ------------------
(State or Other Jurisdiction                                 (I.R.S. Employer
      of Incorporation)                                     Identification No.)


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


      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [ ]   Accelerated filer [ ]    Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at February 1, 2006
------------------------------------             -------------------------------
Common Stock, par value $1 per share                        2,448,057

                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                            December 31,      June 30,
                                                               2005            2005
                                                            (Unaudited)     (See below)
                                                           -------------   -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $         616   $         893
Accounts receivable, net                                          22,931          19,740
Inventory                                                          9,138           3,688
Prepaid expenses and other current assets                          1,416           2,056
                                                           -------------   -------------
TOTAL CURRENT ASSETS                                              34,101          26,377
                                                           -------------   -------------

PROPERTY PLANT AND EQUIPMENT, NET                                  1,044           1,148

GOODWILL                                                           3,338           3,338
OTHER ASSETS                                                       1,632           1,629
                                                           -------------   -------------
TOTAL ASSETS                                               $      40,115   $      32,492
                                                           =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - bank                                       $       9,245   $       5,760
Accounts payable                                                   4,849           2,302
Other current liabilities                                          6,476           5,029
                                                           -------------   -------------
TOTAL CURRENT LIABILITIES                                         20,570          13,091
                                                           -------------   -------------

MORTGAGE PAYABLE                                                   2,647           2,727
                                                           -------------   -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock                                                       3,369           3,369
Additional paid-in capital                                         9,616           9,670
Retained earnings                                                 11,842          10,765
Accumulated comprehensive loss                                    (1,626)         (1,653)
                                                           -------------   -------------
                                                                  23,201          22,151
Less: Common shares in treasury at cost                            6,303           5,477
                                                           -------------   -------------
TOTAL STOCKHOLDERS' EQUITY                                        16,898          16,674
                                                           -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      40,115   $      32,492
                                                           =============   =============

The June 30, 2005 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated unaudited financial statements.


                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)

                                                              Three Months Ended         Six Months Ended
                                                                 December 31,              December 31,
                                                           -----------------------   -----------------------
                                                              2005         2004         2005         2004
                                                           ----------   ----------   ----------   ----------
Net sales                                                  $   35,514   $   38,441   $   64,762   $   74,246
Cost of goods sold                                             25,996       30,559       48,623       57,770
                                                           ----------   ----------   ----------   ----------
Gross profit                                                    9,518        7,882       16,139       16,476
                                                           ----------   ----------   ----------   ----------

Shipping, selling and administrative expenses                   7,592        7,248       13,801       14,163
Interest expense                                                  237          277          377          460
                                                           ----------   ----------   ----------   ----------
                                                                7,829        7,525       14,178       14,623
                                                           ----------   ----------   ----------   ----------
Earnings before income taxes                                    1,689          357        1,961        1,853
Provision for income taxes                                        758          201          884          832
                                                           ----------   ----------   ----------   ----------
Net earnings                                               $      931   $      156   $    1,077   $    1,021
                                                           ==========   ==========   ==========   ==========
Net earnings per common share - basic                      $      .38   $      .06   $      .43   $      .40
                                                           ==========   ==========   ==========   ==========
Weighted average number of shares outstanding - basic       2,472,000    2,601,000    2,513,000    2,572,000
                                                           ==========   ==========   ==========   ==========
Net earnings per common share - diluted                    $      .37   $      .06   $      .42   $      .38
                                                           ==========   ==========   ==========   ==========
Weighted average number of shares outstanding - diluted     2,550,000    2,726,000    2,594,000    2,700,000
                                                           ==========   ==========   ==========   ==========

See notes to condensed consolidated unaudited financial statements.


                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                   Six Months Ended
                                                                                     December 31,
                                                                               -----------------------
                                                                                  2005         2004
                                                                               ----------   ----------
Cash Flows From Operating Activities:
Net Earnings                                                                   $    1,077   $    1,021
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization                                                         171          208
Changes in assets and liabilities:
   Increase in accounts receivable, net                                            (3,191)      (2,754)
   (Increase) decrease in inventory                                                (5,450)         309
   Decrease (increase) in prepaid expenses and other assets                           637         (214)
   Increase (decrease) in accounts payable and other current liabilities            3,988       (1,174)
                                                                               ----------   ----------
Net cash used in operating activities                                              (2,768)      (2,604)
                                                                               ----------   ----------
Cash Flows From Investing Activities:
   Purchase of property and equipment                                                 (67)        (356)
                                                                               ----------   ----------
Net cash used in investing activities                                                 (67)        (356)
                                                                               ----------   ----------
Cash Flows From Financing Activities:
   Net increase in loans payable - bank                                             3,485        3,770
   Payment of mortgage loan                                                           (74)         (70)
   Repurchase of common stock                                                        (951)         (17)
   Exercise of stock options                                                           98          284
                                                                               ----------   ----------
Net cash provided by financing activities                                           2,558        3,967
                                                                               ----------   ----------
Net (decrease) increase in Cash and Cash Equivalents                                 (277)       1,007
Cash and Cash Equivalents, beginning of period                                        893          626
                                                                               ----------   ----------
Cash and Cash Equivalents, end of period                                       $      616   $    1,633
                                                                               ----------   ----------
Supplemental Information:
 Interest paid                                                                 $      322   $      436
                                                                               ----------   ----------
 Taxes paid                                                                    $      280   $      802
                                                                               ----------   ----------
See notes to condensed consolidated unaudited financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation:

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2005, the condensed consolidated statements of earnings and cash flows for the three and six month periods ended December 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2005 Annual Report to Stockholders for the year ended June 30, 2005. The results of operations for the period ended December 31, 2005 are not necessarily indicative of operating results for the full fiscal year.

2. Stock-Based Compensation:

As of December 31, 2005, the Company maintained two stock option plans. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options under this program. Under the intrinsic value method, no compensation expense was recognized since the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of the grant.

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

To date, all stock options granted by the Company fully vested upon grant. Accordingly, as of July 1, 2005, the effective date of SFAS No. 123(R), the Company had no unrecognized compensation cost related to stock awards. In addition, the Company had a $27,000 excess tax benefit related to non-qualified stock options which were exercised during the three month period ended December 31, 2005.

Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro-forma disclosure. The pro-forma charge for compensation cost related to stock-based awards granted was recognized over the applicable service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.). As stated above, all options heretofore granted by the Company vested immediately, and any compensation would have been recognized upon the grant date.

The Company did not grant any stock options during the first six months of fiscal 2006. There was no effect on net earnings for the fair value method for the three and six month periods ended December 31, 2005.


                                                                 Three Months             Six Months
                                                                    Ended                   Ended
                                                                 December 31,             December 31,
------------------------------------------------------------------------------------------------------------
                                                              2005         2004         2005         2004
------------------------------------------------------------------------------------------------------------
Net earnings
  As reported                                              $      931   $      156   $    1,077   $    1,021
  Deduct: Total stock based employee compensation
   expense determined under fair value based method,
   net of taxes                                                    --           36           --           36
------------------------------------------------------------------------------------------------------------
  Pro forma Net Earnings                                   $      931   $      120   $    1,077   $      985
------------------------------------------------------------------------------------------------------------
Basic net earnings per common share:
  As reported                                              $      .38   $      .06   $      .43   $      .40
  Pro forma                                                $      .38   $      .05   $      .43   $      .38
------------------------------------------------------------------------------------------------------------
Diluted net earnings per common share:
  As reported                                              $      .37   $      .06   $      .42   $      .38
  Pro forma                                                $      .37   $      .04   $      .42   $      .36
------------------------------------------------------------------------------------------------------------

         The weighted average fair value of options granted during the second quarter of fiscal 2005 was $6.70.

3. Earnings Per Share:

The Company's calculation of Basic and Diluted Net Earnings Per Common Share follows (in thousands, except share amounts):

                                                              Three Months Ended        Six Months Ended
                                                                 December 31,             December 31,
                                                           -----------------------   -----------------------
                                                              2005         2004         2005         2004
                                                           ----------   ----------   ----------   ----------
Basic Net Earnings Per Common Share:

Net Earnings                                               $      931   $      156   $    1,077   $    1,021
                                                           -------------------------------------------------
Basic Weighted Average Shares Outstanding                   2,472,000    2,601,000    2,513,000    2,572,000
                                                           -------------------------------------------------
Basic Net Earnings Per Common Share                        $      .38   $      .06   $      .43   $      .40
                                                           -------------------------------------------------

                                                              Three Months Ended        Six Months Ended
                                                                 December 31,             December 31,
                                                           -----------------------   -----------------------
                                                              2005         2004         2005         2004
                                                           ----------   ----------   ----------   ----------
Diluted Net Earnings Per Common Share:
Net Earnings                                               $      931   $      156   $    1,077   $    1,021
                                                           -------------------------------------------------
Basic Weighted Average Shares Outstanding                   2,472,000    2,601,000    2,513,000    2,572,000

Add: Dilutive Options                                          78,000      125,000       81,000      128,000
                                                           -------------------------------------------------
Diluted Weighted Average Shares Outstanding                 2,550,000    2,726,000    2,594,000    2,700,000
                                                           -------------------------------------------------
Diluted Net Earnings Per Common Share                      $      .37   $      .06   $      .42   $      .38
                                                           -------------------------------------------------

There were no options outstanding to purchase shares of the Company's common stock at December 31, 2005 or December 31, 2004 that were anti-dilutive.

4. Inventories:

Inventories consist of the following components (in thousands):

                              December 31,         June 30,
                                  2005               2005
                             -------------       -------------
Raw materials                $          19       $          22

Work in process                         14                  41

Finished Goods                       9,105               3,625
                             -------------       -------------
                             $       9,138       $       3,688
                             -------------       -------------

5. Repurchase of Common Stock:

In December 2002, the Company announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. For the three month period ended December 31, 2005, the Company purchased 30,000 shares of its Common Stock at a cost of $231,340, including 18,000 shares of the Company's Common Stock in a private transaction at a cost of $130,000. As of December 31, 2005, the Company purchased a total of 274,783 shares of its Common Stock at a cost of approximately $1,243,000 in connection with the repurchase program.

In addition, during the first quarter of fiscal 2006, the Company repurchased in private transactions 100,000 shares of its Common Stock at a cost of $715,000 from a sales representative of the Company, and 619 additional shares of the Company's Common Stock at a cost of $4,252. The 619 shares had been distributed to non-management participants in the Company's Employee Stock Ownership Plan ("ESOP") upon termination of the ESOP and repurchased by the Company as an accommodation to those participants.

6. Financing Agreements:

In May 2005, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2007, continues to provide for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and effective June 30, 2005, imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of June 30, 2005 and December 31, 2005. As of December 31, 2005, borrowing on the short-term line of credit was $9,245,000, and the Company had $12,050,000 of additional availability (based on the borrowing formula) under its credit facility. At December 31, 2005, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $7,067,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at December 31, 2005 was 7.25%.

In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of December 31, 2005 is approximately $2,806,000.

As previously announced, the Company entered into an Option Contract of Sale dated as of September 7, 2005 relating to the sale of the Company's executive offices and warehouse facility, as well as two adjacent lots, located in West New York, New Jersey. The proposed purchase price is $10,000,000, the substantial portion of which is payable at closing. The proposed transaction is also subject to a number of contingencies and conditions, including certain governmental approvals, the optionee's receipt of a mortgage commitment, the completion of environmental testing and compliance, and other contingencies and conditions.

7. Contractual Obligations and Commercial Commitments :

The Company leases office facilities under non-cancelable leases that expire in various years through the year ended June 30, 2009.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

                                                   Office and
                 Year Ended                         Showroom
                  June 30,                         Facilities

                    2006                           $  473,000
                    2007                              790,000
                    2008                              567,000
                    2009                              380,000

The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which expire in various years through 2008. Aggregate minimum commitments by fiscal year are as follows:


                Year Ended                      Minimum
                  June 30,                    Commitments

                    2006                    $    155,000

                    2007                         298,000

                    2008                         119,000

From time to time, the Company and its subsidiaries may become a party to legal proceeding which arise in the normal course of business. At December 31, 2005, there were no material, pending legal proceedings to which the Company was a party. In the opinion of management, disposition of all legal proceedings is not expected to materially affect the Company's financial position, cash flows or results of operations. The Company has not provided any financial guarantees as of December 31, 2005.

8. Retirement Plans:

Pension expenses includes the following components:

                                              Three Month Period Ended      Six Month Period Ended
                                                    December 31,                  December 31,
                                            ---------------------------   ---------------------------
                                                2005           2004           2005           2004
                                            ------------   ------------   ------------   ------------
COMPONENTS OF NET PERIODIC BENEFIT COST:

  Service cost                              $    137,747   $    144,000   $    268,494   $    288,000

  Interest cost                                   82,214        120,500        164,029        241,000

  Expected return on assets                      (79,203)       (99,500)      (158,406)      (199,000)

  Amortization of prior service cost                  12            250             24            500

  Amortization of transition assets                   --        (19,500)            --        (39,000)

  Amortization of actuarial loss                  61,629          4,250        123,258          8,500
                                            ---------------------------------------------------------

  Net periodic cost                         $    202,399   $    150,000   $    397,399   $    300,000
                                            =========================================================

The Company previously disclosed in its financial statements that it expects to contribute approximately $1,072,000 to its pension. The required funding date for this contribution is October 15, 2006. As of December 31, 2005, no contribution has been made.

9. Employees' Benefit Plans:

The Company has a trusteed, defined-benefit pension plan for certain of its salaried and hourly personnel. The plan provides pension benefits that are based on a fixed amount of compensation per year of service, career average pay or on the employee's compensation during a specified number of years before retirement. On November 30, 2005, the Company decided to terminate this plan effective January 31, 2006, at which time participants under the plan will stop accruing benefits. In addition, the Company intends to establish a new 401(k) benefit plan for certain of its salaried and hourly employees beginning July 1, 2006. The termination of the defined-benefit plan is not expected to have a significant impact on pension costs for the fiscal year ended June 30, 2006 since the Company's pension cost for fiscal 2006 was determined using data relating to the pension plan's full fiscal year ended January 31, 2006. However, while the Company's 2007 fiscal year pension cost relevant to this pension plan will be reduced since no further benefits to participants are accruing, there will be a lower employee benefit cost associated with the new 401(k) plan beginning in fiscal 2007.

In December 2004 the Company entered into an amendment to its collective bargaining agreement with Local 62-32, UNITE, AFL-CIO, which covers all 9 of Jaclyn's union employees. The term of the agreement has been extended until October 31, 2006. The agreement allows the Company, in its discretion, to withdraw from the Union's multi-employer pension plan. A withdrawal would terminate the Company's obligations to make future contributions to the pension plan, although the Company would be required to contribute to the Union's 401(k) plan. During fiscal 2004, the Company decided to withdraw from the pension plan. This decision obligated the Company for a portion of the unfunded pension obligation. Preliminary information provided during fiscal 2004 to the Company by the Union, estimated the present value of the obligation to be $525,000, which was recorded in accrued expenses in fiscal 2004. On February 3, 2006, the Company reached a tentative agreement with the Union whereby the final present value of the obligation of the withdrawal liability (which was impacted by the timing of the final settlement by the Company to withdraw from the plan and the continued participation of other companies that contributed to the pension plan), would be settled, subject to government approval, for approximately $565,000. Accordingly, an additional $40,000 of Union withdrawal expense was recorded in shipping, selling and administrative expenses for the three month period ended December 31, 2005, in order to provide for the full amount of the Union's multi-employer pension plan withdrawal liability.

Recently Issued Accounting Standards:

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net earnings of the period of change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on its consolidated financial statements.

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
The Company and its subsidiaries are engaged in the design, manufacture, distribution and sale of women's and children's apparel, and fabric handbags, sport bags, backpacks, cosmetic bags, and related products. Our apparel lines include women's loungewear, sleepwear, dresses and sportswear, and lingerie, as well as infants' and children's clothing. Our products are, for the most part, made to order, marketed and sold to a range of retailers; primarily national mass merchandisers, as well as to a range of other retailers.

Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of net sales and net earnings for the year during the first and second fiscal quarters during which time our customers generally increase inventory levels in anticipation of both back-to-school and holiday sales. We believe that this seasonality is consistent with the general pattern associated with sales to the retail industry, and we expect this pattern to continue with regard to our sales and net earnings this fiscal year, albeit, we believe, to a lesser extent with regard to net sales when compared to our recent prior fiscal year performance. Nevertheless, the results for any one quarter in a fiscal year should not necessarily be considered to be indicative of results for the whole year. The Company's quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers, sales mix and economic conditions. Accordingly, comparisons between quarters may not necessarily be meaningful, and the results for any one quarter are not necessarily indicative of future quarterly results or of full-year performance.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased $277,000 during the six-month period ended December 31, 2005 to $616,000 from $893,000 at June 30, 2005.

Net cash used in operating activities totaled $2,768,000, primarily from an increase in accounts receivable totaling $3,191,000, which reflects much higher shipping in the second quarter of fiscal 2006 compared to the last quarter of fiscal 2005, as well as a $5,450,000 increase in inventory due to anticipated higher fiscal 2006 third quarter sales, offset by a $3,988,000 increase in accounts payable and other current liabilities, mostly attributable to the increase in inventory levels. Funds provided by financing activities of

$2,558,000 were mostly the result of $3,485,000 in net borrowing under the Company's bank credit facility, offset by the repurchase of the Company's common stock totaling $951,000. The proceeds of our borrowings were primarily used to finance inventory and accounts receivable.

Net cash used in investing activities of $67,000 was for purchases of property and equipment.

In May 2005, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2007, continues to provide for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and effective June 30, 2005, imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of June 30, 2005 and December 31, 2005. As of December 31, 2005, borrowing on the short-term line of credit was $9,245,000, and the Company had $12,050,000 of additional availability (based on the borrowing formula) under its credit facility. At December 31, 2005, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $7,067,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at December 31, 2005 was 7.25%.

In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of December 31, 2005 is approximately $2,806,000.

As previously announced, the Company entered into an Option Contract of Sale dated as of September 7, 2005 relating to the sale of the Company's executive offices and warehouse facility, as well as two adjacent lots, located in West New York, New Jersey. The proposed purchase price is $10,000,000, the substantial portion of which is payable at closing. The proposed transaction is also subject to a number of contingencies and conditions, including certain governmental approvals, the optionee's receipt of a mortgage commitment, the completion of environmental testing and compliance, and other contingencies and conditions.

The Company believes that funds provided by operations, existing working capital, and the Company's bank line of credit and mortgage financing will be sufficient to meet anticipated working capital needs.

There were no material commitments for capital expenditures at December 31, 2005.

In December 2002, the Company announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. During the second quarter of fiscal 2006, the Company purchased 30,000 shares of its Common Stock at a cost of $231,340, including 18,000 shares of the Company's Common Stock in a private transaction at a cost of $130,000. As of December 31, 2005, the Company purchased a total of 274,783 shares of its Common Stock at a cost of approximately $1,243,000 in connection with the repurchase program.

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

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 31, 2005 to June 30, 2006 for the first period and, thereafter, each subsequent fiscal year of the
Company:

                                                * * * * Payments Due by Period * * * *

                                             Less than 1                                    After
Contractual Obligations          Total          Year         2-3 Years      4-5 Years      5 Years
                             ------------   ------------   ------------   ------------   ------------
Notes Payable                $  9,245,000   $  9,245,000   $         --   $         --   $         --

Mortgage Payable                2,806,000        159,000        353,000        407,000      1,887,000

Royalties                         572,000        155,000        417,000             --             --

Operating Leases                2,210,000        473,000      1,357,000        380,000             --
                             ------------------------------------------------------------------------
Total Contractual
 Obligations                 $ 14,833,000   $ 10,032,000   $  2,127,000   $    787,000   $  1,887,000
                             ------------------------------------------------------------------------

                                              * * * * * * * * After * * * * * * * *

  Other
Commercial                       Total       Less than 1                                    After
Commitments                   Commitments       year         2-3 Years      4-5 Years      5 Years
                             ------------   ------------   ------------   ------------   ------------
Letters of Credit            $  7,067,000   $  7,067,000   $         --   $         --   $         --
                             ------------------------------------------------------------------------
Total Commercial
 Commitments                 $  7,067,000   $  7,067,000   $         --   $         --   $         --
                             ------------------------------------------------------------------------


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

Results Of Operations

Net sales were $35,514,000 and $64,762,000 during the three and six-month periods ended December 31, 2005, compared to $38,441,000 and $74,246,000 in the three and six-month periods ended December 31, 2004, respectively. For the three month period ended December 31, 2005, Apparel category net sales were lower while the Handbag category was about even versus last year's second fiscal quarter. In spite of slightly higher Handbag category sales for the six-month period ended December 31, 2005 compared to the same year ago period, the overall decrease in net sales in this year's first six-month fiscal period was attributable to much lower sales volume in the Company's Apparel category. However, the overall gross profit improvement for both the three and six month periods in the current fiscal year offset part of the negative impact on earnings from lower sales volume. Sales by category were as follows:

Net sales for the Apparel category were $26,233,000 for the three-month period ended December 31, 2005, a decrease in net sales of $2,868,000, or 9.9%, from the same quarter in fiscal 2004 . Most of the decrease (29.1%) in the current three-month period compared to the same period last year was due to the elimination of several private label programs from one of the women's sleepwear division's larger customers, and a 28.4% decrease in net sales of our catalog business due to direct sourcing by one of that division's significant customers. However, offsetting a portion of these apparel sales decreases during the second quarter was a 17.6% improvement compared to last year's same quarter sales results in the children's apparel division, due to increased orders of our product offerings which experienced a favorable retail sell-through performance in the same period last year. For the six-month period ended December 31, 2005, net sales for the Apparel category were $44,280,000, or 19.5 % below the prior fiscal year's same period, for the same reasons regarding the women's sleepwear business and the Company's catalog business, partly offset by better six-month children's apparel sales from increased customer orders, as well as the introduction of new items within this business.

Net sales for the Handbags category were $9,281,000 for the three-month period ended December 31, 2005, a decrease of $59,000, or .6%, which was virtually the same as the same three-month period in the prior year, reflecting a 19.8% increase in sales of denim related products in the handbag business, offset in part by an 8.5% decrease with the premium incentive business (due to timing of orders). The six-month period ended December 31, 2005 had net sales of $20,482,000, which were approximately $1,200,000, or 6.3% more than the prior comparable six-month fiscal period, mostly due to increased premium incentive business.

Gross margins were 26.8% and 24.9% in the three-month and six-month periods ended December 31, 2005 compared to 20.5% and 22.2 % in the comparable periods ended December 31, 2004, respectively. Gross profit by category was as follows:

Gross margin for the Apparel category in the three-month period ended December 31, 2005, improved to 30.9% from 22.8% in the prior comparable three-month period, primarily attributable to higher margins contributed by both the women's sleepwear business and the children's apparel business which experienced lower customer allowances and a reduction in the quantity of "closeout" sales, as well as better margins in the catalog business from a greater percentage of offshore production. For the six-month period ended December 31, 2005, gross margins were 29.1% for this category versus 24.6% in the prior year comparable period primarily for the same reasons.

Gross margin for the Handbags category was 15.1 % in the quarter ended December 31, 2005 compared to 13.2% in the similar prior year quarter. This higher gross margin compared to the same quarter in fiscal 2005 for the most part reflects both product mix and improved costing measures, offset to some extent by lower handbag business margins where it was necessary to reduce pricing to an acceptable level in order to be competitive on several programs. For the six-month period ended December 31, 2005 the Handbags category gross profit increased to 15.8 % from 15.3%, for the same reasons.

Shipping, selling and administrative expenses totaling $7,592,000, were $344,000 higher than the second quarter in the prior year's comparable period. Most of this increase is attributable to higher general and administrative expenses (approximately $445,000), higher product development expense and royalty expense (approximately $129,000), and higher selling commissions totaling about $156,000 due to sales mix, offset in part by lower shipping and warehousing costs and selling expense (approximately $472,000) due to the overall lower sales volume. In addition, pension expense increased approximately $50,000 for the three-month period ended December 31, 2005 compared to the prior year comparable period. Shipping, selling and administrative expenses for the six-month period ended December 31, 2005 was $13,801,000 (21.3% of net sales), or $362,000 lower than the same six-month period in the prior fiscal year which totaled $14,163,000 (19.1% of net sales), benefitting from lower shipping and warehousing costs, lower royalty expense relating to the sale of licensed product, and lower selling expense attributable to both lower sales volume and a favorable sales mix.

Interest expense of $237,000 in the second quarter of fiscal 2005 compares to $277,000 in the prior comparable period. For the six month period ended December 31, 2005, interest expense totaled $377,000 versus $460,000. Despite higher interest rates during the first and second quarter ended December 31, 2005 compared to the prior comparable quarters, the decrease in interest expense in both periods primarily reflects a lower average level of borrowing attributable to lower sales volume compared to last year's comparable periods.

The increase in earnings before income taxes for the three-month period ended December 31, 2005, compared to last year's the second quarter of fiscal 2005, was due primarily to higher gross profit margins and lower interest expense, not completely offset by overall higher shipping, selling and administrative expenses, as discussed above. For the period ended December 31, 2005, the Company had an effective tax rate of 45.1% compared to 44.9 % in the same period of the prior year. Net earnings for the three month period ended December 31, 2005 of $931,000 were higher compared to net earnings for the same period last year of $156,000 mostly due to higher overall gross profit margins and lower interest costs (on lower sales), despite the overall higher shipping, selling and administrative expenses discussed above. For the six-month period ended December 31, 2005, net earnings were $1,077,000, against net earnings of $1,021,000 in the prior six-month comparable period. For the six-month period ended December 31, 2005, higher gross margins and lower shipping, selling and administrative expenses as well as lower interest expense, discussed above, contributed to the six month period improvement.

Recently Issued Accounting Standards

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net earnings of the period of change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on its consolidated financial statements.

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

Seasonality

Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of net sales and net earnings for the year during the first and second fiscal quarters during which time our customers generally increase inventory levels in anticipation of both back-to-school and holiday sales. We believe that this seasonality is consistent with the general pattern associated with sales to the retail industry, and we expect this pattern to continue with regard to our sales and net earnings this fiscal year, albeit, we believe, to a lesser extent with regard to net sales when compared to our recent prior fiscal year performance. Nevertheless, the results for any one quarter in a fiscal year should not necessarily be considered to be indicative of results for the whole year. The Company's quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers, sales mix and economic conditions. Accordingly, comparisons between quarters may not necessarily be meaningful, and the results for any one quarter are not necessarily indicative of future quarterly results or of full-year performance.

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

Item 4.  Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         (a) Not Applicable

         (b) Not Applicable

         (c) Issuer Purchases of Equity Securities

         The following sets forth certain information with respect to purchases by the Company of shares of Common Stock during the three months ended December 31, 2005:

                                                                                                  Maximum Number of
                                                                         Total Number of Shares   Shares that May Yet
                                      Total            Average            Purchased as Part Of    Be Purchased Under
                                Number of Shares      Price Paid          Publicly Announced         the Plans or
 Period                             Purchased          per Share         Plans Or Programs(1)          Programs
                                -------------------------------------------------------------------------------------
  October 1, 2005-
  October 31, 2005                      --                  --                     --                   105,217
---------------------------------------------------------------------------------------------------------------------
  November 1, 2005-
  November 30, 2005                  1,000               $8.09                  1,000                   104,217
---------------------------------------------------------------------------------------------------------------------
  December 1, 2005-
  December 31, 2005                 29,000               $7.98                 29,000                    75,217
---------------------------------------------------------------------------------------------------------------------
            Total                   30,000               $7.71                 30,000                    75,217
---------------------------------------------------------------------------------------------------------------------

(1) In December 2002, the Company publicly announced that the Board of Directors authorized the repurchase by us of up to 350,000 shares of Common Stock, and that purchases would be made from time to time in the open market and/or through privately negotiated transactions, subject to general market and other conditions. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 5 of the Notes to Consolidated Unaudited Financial Statements on page 8 of this Form 10-Q for additional information about repurchases of shares of Common Stock.


Item 4.    Submission of Matters to a Vote of Security Holders.

         (a) The 2005 Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on November 30, 2005

         (b)      See item 4(c)(i) below.

         (c)      The following matters were voted on at the Annual Meeting:

                  (i) The election of nine directors to serve until the next annual meeting of stockholders and the election and qualification of their respective successors:

         Name of Director       Votes For Election    Authority to Vote Withheld
         ----------------       ------------------    -------------------------
         Abe Ginsburg               1,754,200                     120,838
         Allan Ginsburg             1,761,400                     113,638
         Robert Chestnov            1,761,400                     113,638
         Howard Ginsburg            1,755,200                     119,838
         Martin Brody               1,769,370                     105,668
         Richard Chestnov           1,777,400                      97,638
         Albert Safer               1,807,396                      67,642
         Norman Axelrod             1,777,296                      97,742
         Harold Schechter           1,807,396                      67,642

                  (ii) The ratification of the appointment of Deloitte & Touche LLP as independent accountants of the Company.

         Votes  For: 1,840,604      Votes Against: 34,222    Abstentions: 212

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits                   Description
         --------                   -----------

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


                                       JACLYN, INC.
                                       ------------
                                       (Registrant)
                                       ------------

February 14, 2006                      /s/ ALLAN GINSBURG
                                       -----------------------------------------
                                       Allan Ginsburg
                                       Chairman of the Board


February 14, 2006                      /s/ ANTHONY CHRISTON
                                       -----------------------------------------
                                       Anthony Christon
                                       Vice President
                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

31(a) Rule 13a-14(a) Certification of Robert Chestnov, President and Chief Executive Officer of the Company.

31(b) Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.