Form 10-Q
period 2006-03-31
JACLYN INC
filed 2006-05-15
CIK 52969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                                 --------------

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

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer [ ]   Accelerated filer [ ]    Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at February 1, 2006
------------------------------------             -------------------------------
Common Stock, par value $1 per share                         2,442,057

                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                     March 31,       June 30,
                                                       2006            2005
                                                    (Unaudited)     (See below)
                                                   ------------    ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                          $      1,335    $        893
Accounts receivable, net                                 14,398          19,740
Inventory                                                 3,898           3,688
Prepaid expenses and other current assets                 1,322           2,056
                                                   ------------    ------------
TOTAL CURRENT ASSETS                                     20,953          26,377
                                                   ------------    ------------
PROPERTY PLANT AND EQUIPMENT, NET                           974           1,148
GOODWILL                                                  3,338           3,338
OTHER ASSETS                                              1,629           1,629
                                                   ------------    ------------
TOTAL ASSETS                                       $     26,894    $     32,492
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - bank                               $         --    $      5,760
Accounts payable                                          2,617           2,302
Other current liabilities                                 4,928           5,029
                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                                 7,545          13,091
                                                   ------------    ------------

MORTGAGE PAYABLE                                          2,605           2,727
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock                                              3,369           3,369
Additional paid-in capital                                9,498           9,670
Retained earnings                                        11,820          10,765
Accumulated comprehensive loss                           (1,653)         (1,653)
                                                   ------------    ------------
                                                         23,034          22,151
Less:  Common shares in treasury at cost                  6,290           5,477
                                                   ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                               16,744          16,674
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     26,894    $     32,492
                                                   ============    ============

The June 30, 2005 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated unaudited financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)

                                                              Three Months Ended               Nine Months Ended
                                                                   March 31,                       March 31,
                                                          ----------------------------    ---------------------------
                                                              2006            2005            2006           2005
                                                          ------------    ------------    ------------   ------------
Net sales                                                 $     27,939    $     22,476    $     92,701   $     96,722
Cost of goods sold                                              21,386          17,271          70,009         75,041
                                                          ------------    ------------    ------------   ------------
Gross profit                                                     6,553           5,205          22,692         21,681
                                                          ------------    ------------    ------------   ------------

Shipping, selling and administrative expenses                    6,517           6,115          20,318         20,278
Interest expense                                                   126              98             503            558
                                                          ------------    ------------    ------------   ------------
                                                                 6,643           6,213          20,821         20,836
                                                          ------------    ------------    ------------   ------------
(Loss) earnings before income taxes                                (90)         (1,008)          1,871            845
(Benefit) provision for income taxes                               (68)           (368)            816            464
                                                          ------------    ------------    ------------   ------------
Net (loss) earnings                                       $        (22)   $       (640)   $      1,055   $        381
                                                          ============    ============    ============   ============
Net (loss) earnings per common share - basic              $       (.01)   $       (.24)   $        .42   $        .15
                                                          ============    ============    ============   ============
Weighted average number of shares outstanding - basic        2,455,000       2,624,000       2,484,000      2,589,000
                                                          ============    ============    ============   ============
Net (loss) earnings per common share - diluted            $       (.01)   $       (.24)   $        .41   $        .14
                                                          ============    ============    ============   ============
Weighted average number of shares outstanding - diluted      2,455,000       2,624,000       2,557,000      2,704,000
                                                          ============    ============    ============   ============

See notes to condensed consolidated unaudited financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                Nine Months Ended
                                                                                     March 31,
                                                                             ------------------------
                                                                                2006          2005
                                                                             ----------    ----------
  Cash Flows From Operating Activities:
  Net Earnings                                                               $    1,055    $      381
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                     257           322
  Changes in assets and liabilities:
     Decrease in accounts receivable, net                                         5,342         6,575
     (Increase) decrease in inventory                                              (210)        2,188
     Decrease (increase) in prepaid expenses and other assets                       734          (125)
     Increase (decrease) in accounts payable and other current liabilities          206        (4,270)
                                                                             ----------    ----------
   Net cash provided by operating activities                                      7,384         5,071
                                                                             ----------    ----------

   Cash Flows From Investing Activities:
      Purchase of property and equipment                                            (83)         (404)
                                                                             ----------    ----------
   Net cash used in investing activities                                            (83)         (404)
                                                                             ----------    ----------

   Cash Flows From Financing Activities:
      Net decrease in loans payable - bank                                       (5,760)       (4,220)
      Payment of mortgage loan                                                     (114)         (106)
      Repurchase of common stock                                                 (1,113)          (98)
      Exercise of stock options                                                     128           315
                                                                             ----------    ----------
   Net cash used in financing activities                                         (6,859)       (4,109)
                                                                             ==========    ==========
Net increase in Cash and Cash Equivalents                                           442           558
Cash and Cash Equivalents, beginning of period                                      893           626
                                                                             ----------    ----------
Cash and Cash Equivalents, end of period                                     $    1,335    $    1,184
                                                                             ==========    ==========

Supplemental Information:
   Interest paid                                                             $      515    $      569
                                                                             ----------    ----------
   Taxes paid                                                                $      282    $    1,000
                                                                             ----------    ----------

See notes to condensed consolidated unaudited financial statements.

                          JACLYN, INC. AND SUBSIDIARIES


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1. Basis of Presentation:

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations and cash flows for the three and nine month periods ended March 31, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2005 Annual Report to Stockholders for the year ended June 30, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of operating results for the full fiscal year.

2. Stock-Based Compensation:

As of March 31, 2006, the Company maintained two stock option plans. Prior to fiscal 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for stock options under this program. Under the intrinsic value method, no compensation expense was recognized since the exercise price of the Company's stock options equaled the market price of the underlying stock on the date of the grant.

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

To date, all stock options granted by the Company are fully vested upon grant. Accordingly, as of July 1, 2005, the effective date of SFAS No. 123(R), the Company had no unrecognized compensation cost related to stock awards. In addition, the Company had a $27,000 excess tax benefit related to non-qualified stock options which were exercised during the nine month period ended March 31, 2006.

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

The Company did not grant any stock options during the first nine months of fiscal 2006. Therefore, there was no effect on net earnings for the fair value method for the three and nine month periods ended March 31, 2006. For the nine month period ended March 31, 2005, total stock based employee compensation determined under the fair value based method (net of taxes) was $36,000, or a reduction of $.02 per share for both basic and diluted earnings on a pro forma basis.


3.  Earnings Per Share:

The Company's calculation of Basic and Diluted Net Earnings Per Common Share follows (in thousands, except share amounts):

                                                    Three Months Ended              Nine Months Ended
                                                         March 31,                       March 31,
                                                ----------------------------    ---------------------------
                                                    2006            2005            2006           2005
                                                ------------    ------------    ------------   ------------
Basic Net (Loss) Earnings Per Common Share:

Net (Loss) Earnings                             $        (22)   $       (640)   $      1,055   $        381
                                                ------------    ------------    ------------   ------------

Basic Weighted Average Shares Outstanding          2,455,000       2,624,000       2,484,000      2,589,000
                                                ------------    ------------    ------------   ------------

Basic Net (Loss)Earnings Per Common Share       $       (.01)   $       (.24)   $        .42   $        .15
                                                ------------    ------------    ------------   ------------


                                                    Three Months Ended              Nine Months Ended
                                                         March 31,                       March 31,
                                                ----------------------------    ---------------------------
                                                    2006            2005            2006           2005
                                                ------------    ------------    ------------   ------------

Diluted Net (Loss) Earnings Per Common Share:

Net (Loss)Earnings                              $        (22)   $       (640)   $      1,055   $        381
                                                ------------    ------------    ------------   ------------

Basic Weighted Average Shares Outstanding          2,455,000       2,624,000       2,484,000      2,589,000

Add: Dilutive Options                                     --              --          73,000        115,000
                                                ------------    ------------    ------------   ------------

Diluted Weighted Average Shares Outstanding        2,455,000       2,624,000       2,557,000      2,704,000
                                                ------------    ------------    ------------   ------------

Diluted Net (Loss) Earnings Per Common Share    $       (.01)   $       (.24)   $        .41   $        .14
                                                ------------    ------------    ------------   ------------

For the three month periods ended March 31, 2006 and March 31, 2005, all options have been excluded from earnings per share calculations since, in each period, the Company incurred a loss and inclusion of the options would have been anti-dilutive. At March 31, 2006, there were 117,300 remaining options which can be exercised.

4.  Inventories:

Inventories consist of the following components (in thousands):


                                                 March 31, 2006   June 30, 2005
                                                 --------------   --------------
Raw materials                                    $          127   $           22
Work in process                                               5               41
Finished Goods                                            3,766            3,625
                                                 --------------   --------------
                                                 $        3,898   $        3,688
                                                 --------------   --------------


5.  Repurchase of Common Stock:

In December 2002, the Company announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. During the second quarter of fiscal 2006, the Company repurchased in private transactions 30,000 shares of its Common Stock at a cost of $231,340, including 18,000 shares of the Company's Common Stock in a private transaction at a cost of $130,000. For the three month period ended March 31, 2006, the Company purchased 27,838 shares of its Common Stock under the repurchase program at a cost of $219,018 in private transactions. As of March 31, 2006, the Company purchased a total of 302,621 shares of its Common Stock at a cost of approximately $1,462,000 in connection with the repurchase program.

In addition, during the first quarter of fiscal 2006 and not a part of the repurchase program, the Company repurchased in private transactions 100,000 shares of its Common Stock at a cost of $715,000 from a sales representative of the Company, and 619 additional shares of the Company's Common Stock at a cost of $4,252. The 619 shares had been distributed to non-management participants in the Company's Employee Stock Ownership Plan ("ESOP") upon termination of the ESOP and repurchased by the Company as an accommodation to those participants.

6.  Financing Agreements:

In May 2005, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2007, continues to provide for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and effective June 30, 2005, imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of June 30, 2005 and March 31, 2006. As of March 31, 2006, there was no borrowing on the short-term line of credit, and the Company had approximately $12,100,000 of additional availability (based on the borrowing formula) under its credit facility. At March 31, 2006, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $9,600,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at March 31, 2006 was 7.75%.

In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of March 31, 2006 is approximately $2,766,000.

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

                       Year Ended          Office and Showroom
                        June 30,               Facilities

                          2006             $          240,000

                          2007                        825,000

                          2008                        601,000

                          2009                        407,000


The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which expire in various years through 2008. Aggregate minimum commitments by fiscal year are as follows:

                    Year Ended
                      June 30,                   Minimum
                                               Commitments

                          2006                 $       50,000

                          2007                        298,000

                          2008                        119,000

From time to time, the Company and its subsidiaries may become a party to legal proceeding which arise in the normal course of business. At March 31, 2006, there were no material, pending legal proceedings to which the Company was a party.

The Company has not provided any financial guarantees as of March 31, 2006.

8.  Retirement Plans:

Pension expenses includes the following components:

                                         Three Month Period Ended         Nine Month Period Ended
                                                 March 31,                        March 31,
                                        ----------------------------    ----------------------------
                                            2006            2005            2006            2005
                                        ------------    ------------    ------------    ------------
COMPONENTS OF NET PERIODIC
     BENEFIT COST:
   Service cost                         $     45,214    $     87,700    $    313,708    $    375,700
   Interest cost                              84,824          39,400         248,103         280,400
   Expected return on assets                 (81,824)        (37,600)       (240,230)       (236,600)
   Amortization of prior service cost              4             500              28           1,000
   Amortization of transition assets              --          (3,100)             --         (42,100)
   Amortization of actuarial loss             48,416             600         171,674           9,100
                                        ------------    ------------    ------------    ------------
   Net periodic cost                    $     96,634    $     87,500    $    493,283    $    387,500
                                        ============    ============    ============    ============

The Company contributed approximately $1,072,000 to its pension plan during the third quarter ended March 31, 2006.

9.  Employees' Benefit Plans:

On November 30, 2005, the Company decided to terminate, effective January 31, 2006, its defined-benefit pension plan for certain of its salaried and hourly personnel. Accordingly, participants under the plan stopped accruing benefits as of January 31, 2006. The plan had provided pension benefits that were based on a fixed amount of compensation per year of service, career average pay or on the employee's compensation during a specified number of years before retirement. As of January 31, 2006, the Company recorded a curtailment of approximately $1,294,000 as a reduction of the Company's unrecognized net actuarial loss, which had no impact on the Company's Balance Sheet or Statement of Operations through that date. However, since no further benefits to participants are accruing, the termination of the defined-benefit plan has reduced pension costs beginning February 1, 2006 and for the remainder of the fiscal year ended June 30, 2006. Similarly, the Company's 2007 fiscal year pension cost relevant to this pension plan will be reduced and eventually eliminated when the pension funds are ultimately distributed to all of the plan participants. Beginning in fiscal 2007, the Company intends to establish a new 401(k) benefit plan for certain of its salaried and hourly employees which will have a lower employee benefit cost than the terminated pension plan.

In December 2004 the Company entered into an amendment to its collective bargaining agreement with Local 62-32, UNITE, AFL-CIO, which covers all 9 of its Union employees. The term of the agreement was extended until October 31, 2006. The agreement allowed the Company, in its discretion, to withdraw from the Union's multi-employer pension plan and the Company withdrew in fiscal 2004. On March 31, 2006, the Company reached a final agreement with the Union whereby the present value of the Company's unfunded pension obligation to the Union's multi-employer plan was settled for $545,191. This amount was previously recorded by the Company in shipping, selling and administrative expenses as of December 31, 2005 and was paid during the three month period ended March 31, 2006.

Recently Issued Accounting Standards:

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net earnings of the period of change the cumulative effect of changing to the new accounting principles. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of net sales and net earnings for the year during the first and second fiscal quarters during which time our customers generally increase inventory levels in anticipation of both back-to-school and holiday sales. We believe that this seasonality is consistent with the general pattern associated with sales to the retail industry, and we expect this pattern to continue with regard to our sales and net earnings this fiscal year, albeit, we believe, to a much less extent with regard to net sales when compared to our recent prior fiscal year performance. Nevertheless, the results for any one quarter in a fiscal year should not necessarily be considered to be indicative of results for the whole year. The Company's quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers and economic conditions. Accordingly, comparisons between quarters may not necessarily be meaningful, and the results for any one quarter are not necessarily indicative of future quarterly results or of full-year performance.

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

The Company's accounting policies are more fully described in Note A to the Company's June 30, 2005 consolidated financial statements, located in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2005. Management has identified certain critical accounting policies that are described below.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $442,000 during the nine-month period ended March 31, 2006 to $1,335,000 from $893,000 at June 30, 2005.

Net cash provided by operating activities totaled $7,384,000, primarily from a decrease in accounts receivable totaling $5,342,000, which reflects lower shipping in the third quarter of fiscal 2006 compared to the last quarter of fiscal 2005, as well as net earnings totaling $1,055,000. Funds used in financing activities of $6,859,000 were mostly the result of a decrease in loans payable totaling $5,760,000 reflecting net payments under the Company's bank credit facility and the repurchase of the Company's common stock totaling $1,113,000.

Net cash used in investing activities of $83,000 was for purchases of property and equipment.

In May 2005, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2007, continues to provide for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $40,000,000. Based on a borrowing formula, the Company may borrow up to $25,000,000 in short-term loans and up to $40,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and effective June 30, 2005, imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of June 30, 2005 and March 31, 2006. There was no borrowing on the short-term line of credit at March 31, 2006, and the Company had approximately $12,100,000 of additional availability (based on the borrowing formula) under its credit facility. At March 31, 2006, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $9,600,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at March 31, 2006 was 7.75%.

In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of March 31, 2006 is approximately $2,766,000.

As previously announced, the Company entered into an Option Contract of Sale dated as of September 7, 2005 relating to the sale of the Company's executive offices and warehouse facility, as well as two adjacent lots, located in West New York, New Jersey. The proposed purchase price is $10,000,000, the substantial portion of which is payable at closing. The proposed transaction is also subject to a number of contingencies and conditions, including certain governmental approvals, the optionee's receipt of a mortgage commitment, the completion of environmental testing and compliance, and other contingencies and conditions. The Company is actively looking for a smaller, more suitable office space in the same general area.

The Company believes that funds provided by operations, existing working capital, and the Company's bank line of credit and mortgage financing will be sufficient to meet anticipated working capital needs.

There were no material commitments for capital expenditures at March 31, 2006.

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

During the second quarter of fiscal 2006, the Company repurchased in private transactions 30,000 shares of its Common Stock at a cost of $231,340, including 18,000 shares of the Company's Common Stock in a private transaction at a cost of $130,000.

For the three month period ended March 31, 2006, the Company purchased 27,838 shares of its Common Stock under the repurchase program at a cost of $219,018, in private transactions. As of March 31, 2006, the Company purchased a total of 302,621 shares of its Common Stock at a cost of approximately $1,462,000 in connection with the repurchase program.

In addition, during the first quarter of fiscal 2006 and not a part of the repurchase program, the Company repurchased in private transactions 100,000 shares of its Common Stock at a cost of $715,000 from a sales representative of the Company, and 619 additional shares of the Company's Common Stock at a cost of $4,252. The 619 shares had been distributed to non-management participants in the Company's Employee Stock Ownership Plan ("ESOP") upon termination of the ESOP and repurchased by the Company as an accommodation to those participants.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of March 31, 2006 to June 30, 2006 for the first period and, thereafter, each subsequent fiscal year of the
Company:

                                                * * * * Payments Due by Period * * * *

Contractual Obligations       Total         Less than 1     2-3 Years       4-5 Years     After 5 Years
                                               Year
  Notes Payable           $          --   $          --   $          --   $          --   $          --

  Mortgage Payable            2,766,000         161,000         353,000         407,000       1,845,000

  Royalties                     467,000          50,000         417,000              --              --

  Operating Leases            2,073,000         240,000       1,426,000         407,000              --
                          -------------   -------------   -------------   -------------   -------------
  Total Contractual
   Obligations            $   5,306,000   $     451,000   $   2,196,000   $     814,000   $   1,845,000
                          -------------   -------------   -------------   -------------   -------------


                                                   * * * * * * * After * * * * * * *

Other Commercial              Total         Less than 1     2-3 Years       4-5 Years     After 5 Years
  Commitments              Commitments         Year

  Letters of Credit       $   9,600,000   $   9,600,000   $          --   $          --   $          --
                          -------------   -------------   -------------   -------------   -------------
  Total Commercial
Commitments               $   9,600,000   $   9,600,000   $          --   $          --   $          --
                          -------------   -------------   -------------   -------------   -------------

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

Results Of Operations

Net sales were $27,939,000 and $92,701,000 during the three and nine-month periods ended March 31, 2006, compared to $22,476,000 and $96,722,000 in the three and nine-month periods ended March 31, 2005, respectively. For the three month period ended March 31, 2006, Apparel category net sales were higher by about 26% while the Handbag category rose almost 22% versus last year's third fiscal quarter. In spite of higher Apparel and Handbag category sales for the three-month period ended March 31, 2006 compared to the same year ago period, the overall decrease in net sales in this year's first nine-month fiscal period was attributable to much lower sales volume in the Company's Apparel category during the first and second quarters of fiscal 2006. The overall gross profit improvement for both the three and nine-month periods in the current fiscal year offset part of the negative impact on earnings from lower sales volume. Sales by category were as follows:

Net sales for the Apparel category were $18,981,000 for the three-month period ended March 31, 2006, an increase in net sales of $3,860,000, or 25.5%, from the same quarter in fiscal 2005. The entire increase was attributable to increased orders of certain product offerings in the infants' and children's apparel business which experienced recent favorable retail sell-through performance as well as the introduction of new items within this business, offset by reductions in the women's sleepwear and catalogue businesses.

For the nine-month period ended March 31, 2006, net sales for the Apparel category were $63,261,000, or 9.7 % below the prior fiscal year's same period due to reductions in our women's sleepwear and catalogue businesses which were not entirely offset by increases in net sales in the infant's and children's business.

Net sales for the Handbags category were $8,958,000 for the three-month period ended March 31, 2006, an increase of $1,603,000, or 21.8%, from the same period in fiscal 2005 reflecting an increase in sales of denim related products in the handbag business, as well as increased sales in the premium incentive business. The nine-month period ended March 31, 2006 had net sales of $29,440,000, which were approximately $2,812,000, or 10.6% more than the prior comparable nine-month fiscal period, mostly due to increased premium incentive business.

Gross margins were 23.5% and 24.5% in the three-month and nine-month periods ended March 31, 2006 compared to 23.2% and 22.4 % in the comparable periods ended March 31, 2005, respectively. Gross profit by category was as follows:

Gross margin for the Apparel category in the three-month period ended March 31, 2006, decreased to 24.3% from 27.8% in the prior comparable three-month period, primarily attributable to much lower margins in the women's sleepwear business resulting mostly from product mix, not fully offset by higher children's apparel business margins which experienced lower customer allowances, a reduction in the quantity of "closeout" sales, as well as better margins in the catalogue business from a greater percentage of offshore production.

For the nine-month period ended March 31, 2006, gross margins were 27.7% for this category versus 25.3% in the prior year comparable period.

Gross margin for the Handbags category was 21.6 % in the quarter ended March 31, 2006 compared to 13.5% in the similar prior year quarter. This higher gross margin compared to the same quarter in fiscal 2005 for the most part reflects both product mix and improved costing measures in both the premium incentive and the handbag business. For the nine-month period ended March 31, 2006 the Handbags category gross profit increased to 17.6% from 14.8%, for the same reasons.

Shipping, selling and administrative expenses totaling $6,517,000 (or 23.3% of net sales), were $402,000 higher than the third quarter in the prior year's comparable period totaling $6,115,000 (or 27.2%of net sales). Most of this increase is attributable to higher general and administrative expenses (approximately $170,000), higher product development expense and royalty expense (approximately $242,000), and higher selling commissions totaling about $90,000 due to sales mix, offset in part by lower shipping and warehousing costs and selling expense (approximately $50,000) due to the overall lower sales volume. Shipping, selling and administrative expenses for the nine-month period ended March 31, 2006 was $20,318,000 (21.9% of net sales), or $40,000 lower than the same nine-month period in the prior fiscal year which totaled $20,278,000 (21.0% of net sales). The decrease was primarily attributable to lower shipping and warehousing costs (approximately$791,000), lower overall selling costs (approximately $172,000) attributable to lower sales volume and a favorable sales mix and lower royalty expense ($62,000), not fully offset by higher general and administrative expenses (approximately $627,000) due mostly to salary increases, and higher product development costs principally in the children's apparel business (approximately $363,000).

Interest expense of $126,000 in the third quarter of fiscal 2006 compares to $98,000 in the prior comparable period. For the nine month period ended March 31, 2006, interest expense totaled $503,000 versus $558,000 in the same period in fiscal 2005. Higher interest rates coupled with higher average overall borrowing during the third quarter of fiscal 2006 (due mostly to a little over $5 million more in net sales in this year's third quarter versus last year's comparable quarter) accounted for the higher third quarter interest expense. At the same time, the small decrease in interest expense in the nine-month period primarily reflects a much lower average level of borrowing in the first and second quarters of fiscal 2006 compared to last year's comparable periods attributable to lower sales volume during those quarters.

The decrease in the loss before income taxes for the three-month period ended March 31, 2006, compared to last year's third quarter of fiscal 2005, was due primarily to higher gross profit margins, not completely offset by higher shipping, selling and administrative expenses, as discussed above. For the period ended March 31, 2006, the Company had an effective tax rate of 43.6% compared to a much higher tax rate of 54.9 % (attributable to expiring foreign tax credits which, at the time, could not be utilized) in the same period of the prior year. For the nine-month period ended March 31, 2006, net earnings were $1,055,000, against net earnings of $381,000 in the prior nine-month comparable period. For the nine-month period ended March 31, 2006, higher gross margins and slightly lower shipping, selling and administrative and interest expenses, discussed above, contributed to the nine month period improvement.

Recently Issued Accounting Standards

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net earnings of the period of change the cumulative effect of changing to the new accounting principles. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Seasonality

Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of net sales and net earnings for the year during the first and second fiscal quarters during which time our customers generally increase inventory levels in anticipation of both back-to-school and holiday sales. We believe that this seasonality is consistent with the general pattern associated with sales to the retail industry, and we expect this pattern to continue with regard to our sales and net earnings this fiscal year, albeit, we believe, to a much less extent with regard to net sales when compared to our recent prior fiscal year performance. Nevertheless, the results for any one quarter in a fiscal year should not necessarily be considered to be indicative of results for the whole year. The Company's quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers, sales mix and economic conditions. Accordingly, comparisons between quarters may not necessarily be meaningful, and the results for any one quarter are not necessarily indicative of future quarterly results or of full-year performance.


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

Item 4. Controls and Procedures.

At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the three-month period ended March 31, 2006, the Company issued an aggregate of 33,200 shares of its common stock, $1.00 par value per share ("Common Stock"), upon the exercise of stock options previously granted under a stockholder approval stock option plan of the Company. The Company received an aggregate of $44,420 in cash from the individuals exercising these options (the "Optionees") in partial payment of the exercise price for the issued shares. The Company also received an aggregate of 6,838 mature shares of Common Stock from the optionees (with a market value of approximately $56,000) under terms of the stock option plan which permits the use of previously acquired shares of Common Stock in full or partial payment of the applicable exercise price.

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

(b) Not Applicable

(c) Issuer Purchases of Equity Securities

The following sets forth certain information with respect to purchases by the Company of shares of Common Stock during the three months ended March 31, 2006:

                                                                                      Maximum Number of
                             Total            Average     Total Number of Shares      Shares that May Yet
    Period              Number of Shares    Price Paid    Purchased as Part Of       Be Purchased Under
                           Purchased         per Share     Publicly Announced           the Plans or
                                                                                          Programs
                        ---------------------------------------------------------------------------------
January 1, 2006-
January 31, 2006             21,000             $7.76            21,000                     54,217

February 1, 2006-
February 28, 2006             5,000             $8.25             5,000                     49,217

March 1, 2006-
March 31, 2006                1,838             $8.10             1,838                     47,379
                        ---------------------------------------------------------------------------------

        Total                27,838             $7.87            27,838                     47,379

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

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits                Description

31(a) Rule 13a-14(a) Certification of Robert Chestnov President and Chief Executive Officer of the Company.

31(b) Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              JACLYN, INC.
                                              (Registrant)

May 15, 2006                                  /s/ ALLAN GINSBURG
                                              ----------------------------
                                              Allan Ginsburg
                                              Chairman of the Board

May 15, 2006                                  /s/ ANTHONY CHRISTON
                                              ----------------------------
                                              Anthony Christon
                                              Vice President
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