Form 10-K
period 2006-06-30
JACLYN INC
filed 2006-09-28
CIK 52969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

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

Large Accelerated Filer [ ]    Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting common equity (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant as of the last business day of the Company's most recently completed second fiscal quarter (December 31, 2005) was approximately $19,130,000.

There were 2,483,219 shares of Common Stock outstanding at September 15, 2006.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on November 29, 2006 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

          Item                                                              Page
          ----                                                              ----

PART I     1.   Business...................................................   1

           1A.  Risk Factors...............................................   4

           1B.  Unresolved Staff Comments..................................   8

           2.   Properties.................................................   8

           3.   Legal Proceedings..........................................   9

           4.   Submission of Matters to a Vote of Security Holders........   9

PART II    5.   Market for Registrant's Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity
                Securities.................................................  10

           6.   Selected Financial Data....................................  12

           7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................  13

           7A.  Quantitative and Qualitative Disclosures About
                Market Risk................................................  23

           8.   Financial Statements and Supplementary Data................  23

           9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................  24

           9A.  Controls and Procedures....................................  24

           9B.  Other Information..........................................  24

PART III   10.  Directors and Executive Officers of the Registrant.........  24

           11.  Executive Compensation.....................................  25

           12.  Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters.................  25

           13.  Certain Relationships and Related Transactions.............  25

           14.  Principal Accountant Fees and Services.....................  25

           15.  Exhibits and Financial Statement Schedule..................  25

                           Forward-Looking Statements
                           --------------------------

         This Form 10-K contains certain forward-looking statements concerning, among other things, our anticipated results, and future plans and objectives that are or may be considered to be "forward- looking statements." Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed. These forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions, including the impact on consumer spending as a result of a slower consumer economy, competition in the apparel and accessories markets, potential changes in customer spending, acceptance of our product offerings and designs, a highly promotional retail environment, any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates, as well as other significant accounting estimates made in the preparation of our financial statements, and the impact of the hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Additional uncertainty exists for the potential negative impact that a recurrence of Severe Acute Respiratory Syndrome (SARS) in the Far East and other foreign countries in which we source our products may have on our business. In light of the uncertainty inherent in our forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. We assume no obligation for updating any such forward- looking statements, whether as a result of new information, future events, or otherwise. In evaluating forward-looking statements, you should consider all these risks and uncertainties, together with any other risks described in our other reports and documents furnished or filed with the Securities and Exchange Commission, and you should not place undue reliance on those statements.


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

         Styling is an important factor in the merchandising of all of our products. Our staff of full- time designers study fashion trends in order to anticipate consumer demand. The design staff works closely with the purchasing department to determine concepts and fabrics for apparel products, as well as the styling and material components for handbag products. The design staff also works with the production and engineering staffs to determine the costs of production and the technical problems involved in producing a new style. We change most of our designs from season to season.

         We do not own or operate manufacturing facilities, either in Hong Kong or elsewhere. All of our products are manufactured by outside contractors. Finished merchandise is received at independently owned outside warehouses and/or at facilities we own or lease in New Jersey, Florida, California and Indiana. From these locations, products are shipped under different selling names to customers all over the country. Certain handbag and apparel products manufactured in the Far East are shipped directly to customers from Hong Kong. We market our apparel and handbag products primarily through general merchandise, retail chain stores and department stores. We sell our products throughout the United States using both our own salespersons and independent sales representatives.

         We manufacture and market apparel products under the trade names "Topsville", "I. Appel", "Smart Time", and "Emerson Road", each of which we own. We also manufacture apparel items for sale as private-label merchandise. In addition, during fiscal 2006, we were licensed to manufacture and market apparel products under the names "Jordache " under an agreement which expired December 31, 2005, and "Charles Goodnight " and Chuckie Goodnight " under an agreement which expired May 31, 2006. We are presently licensed to manufacture and market apparel products under the name "Vanity Fair " under an agreement expiring December 31, 2006, and "Seventeen" and "CosmoGirl" under an agreement which expires April 30, 2008, and children's apparel based on the "Messages from the Heart" collection under an agreement which expires June 30, 2008. We market our handbag products under trademarks and trade names which we own, including "Shane" and "Aetna," "Susan Gail," and "Robyn Lyn". We consider our owned and licensed trademarks and trade names, as well as our other, related intellectual property rights, to be of significant value in the marketing of our products.

         Sales of apparel items during each of the fiscal years ended June 30, 2006, 2005 and 2004 represented 64%, 70%, and 77%, respectively, of consolidated net sales. Sales of handbag products represented the remainder of our consolidated net sales. We customarily offer our customers credit terms. We do not have long-term contracts with any of our customers.

         Our imports of apparel products and handbag products accounted for almost 100% of consolidated net sales in fiscal 2006 and 2005, and approximately 96% of consolidated net sales in 2004. Imports offer us the benefit of diversification of styling and the benefit of cost savings related to such purchases. While our operations are subject to the usual risks associated with purchases from foreign countries, our other foreign and domestic manufacturing sources provide us with alternative sources and facilities.

         Our international operations consist of offices in Hong Kong, and Shanghai and Dong Guan, China. Personnel in our foreign offices coordinate and track orders for products, invoice certain shipments and conduct inspections of the factories of outside contractors in the Far East who manufacture our products. We do not believe, however, that our international operations are material to our business.

         Approximately 70% of the Company's consolidated net sales for fiscal 2006 were to general merchandise, chain, department stores retailers, with the balance consisting of sales to smaller specialty shops, smaller retail stores and cosmetic firms. During the fiscal year ended June 30, 2006, three customers of the Company contributed approximately 69% of consolidated net sales as follows: Wal-Mart Stores, Inc., 42%; Estee Lauder, 22% ; and Kohl's Corporation, 5%. During the fiscal year ended June 30, 2005, Wal-Mart Stores, Inc., Estee Lauder and Kohl's Corporation accounted for approximately 44%, 19% and 8%, respectively, of our consolidated net sales, and during the fiscal year ended

June 30, 2004, Wal-Mart Stores, Inc., Estee Lauder, and Kohl's Corporation accounted for approximately 41%, 14% and 13% of consolidated net sales, respectively. We believe that the loss of any one of these customers would have a material adverse effect on our results of operations.

         We deal with a number of sources for our purchases of finished apparel, handbags and related products, no one of which accounted for more than approximately 18% of total cost of goods sold during fiscal 2006. We have no long-term supply contracts with our Far East or European sources of finished handbags and related products or apparel items and we are subject to the usual risks associated with that. While we have no long-term supply contracts, as the finished product are available from various sources, we anticipate no difficulty in the future in obtaining finished product necessary for our business.

         We offer Fall/Winter, Holiday and Spring/Summer product lines and, in almost all instances, manufacture products to meet the specific requirements of our customers. Our business is seasonal in nature and is influenced by a number of other factors, including general economic conditions. Accordingly, we do not believe that quarterly net sales are necessarily indicative of future trends. Nevertheless, we anticipate that during fiscal 2007 we again will have more sales volume and earnings in the first-half of the fiscal year than in the second half. We refer to Note M, "Unaudited Quarterly Financial Data," of the Notes to Consolidated Financial Statements on page F-26 of this Form 10-K for additional information about historical quarterly results.

         At September 15, 2006, unfilled orders were approximately $74,000,000 compared to approximately $58,000,000 at September 15, 2005. At September 15, 2006, there was a significant increase in open orders in our infants' and children's apparel business as well as smaller increases relating to our Women's sleepwear business and our handbag business, offset by a decrease in our catalogue business which is insignificant to our operations and is being phased out. In the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by factors, including scheduling of the manufacture and shipping of goods (which, in turn, may be dependent on the requirements of customers). Accordingly, a comparison of backlog from period to period alone is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

         At June 30, 2006, we employed 169 persons, of whom 117 were salaried employees and the balance were paid on an hourly basis. At June 30, 2006, 9 of our employees were members of Local 62-32 Unite, AFL-CIO. We consider relations with our employees to be satisfactory.

         We compete with numerous domestic and foreign manufacturers of apparel items and handbag products, and we believe our sales of apparel items and handbag products are not significant in light of total apparel and handbag industry sales. Our business is dependent, among other things, on our ability to anticipate and respond to changing consumer preferences, to remain competitive in price, style and quality, and to meet our customers' various production and delivery requirements. While some competitors may be larger or may have greater resources than ours, we believe that our size and financial position will allow us to continue to respond to changes in consumer demand and remain competitive.

         Recent Developments

         On August 22, 2006, we entered into a lease agreement for a new corporate office building, and plan to relocate the Company's executive offices from West New York, NJ to Maywood, NJ in January 2007. The lease has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index. We believe that the new corporate office building presents a more suitable, practical space for our operations than our present location (which is the subject of an option contract as described below) and that it is in our best long-term interest to relocate.

         The other party to the lease agreement purchased the corporate office building at a closing which also took place in August 2006. The Company provided the purchaser with $2,200,000 in mortgage financing, secured by a first priority mortgage in favor of the Company on the land, office building, and other customary rights of the mortgagor. Funds for the mortgage financing were provided by borrowings under the Company's bank loan facility and from our own funds.

         As previously disclosed, in September 2005 the Company entered into an option contract to sell its West New York executive offices and warehouse facility, as well as two adjacent lots, located in West New York, New Jersey to an unrelated third party. The proposed purchase price of the West New York, NJ facility is $10,000,000, the substantial portion of which is payable at closing. The option contract originally provided the optionee up to14 months to obtain approval from all applicable governmental authorities for the use of the property as residential housing. Since that time, we have agreed to an additional six-month extension under the option contract in order to give the purchaser additional time to apply for permits and variances. Under certain circumstances, we also have the right to decide not to proceed with the proposed transaction. The proposed transaction is also subject to a number of contingencies and conditions, including the governmental approvals mentioned above, the optionee's receipt of a mortgage commitment, the completion of environmental testing and compliance, and other contingencies and conditions. Accordingly, there is no assurance that the option contract to sell the West New York facility will be successfully concluded.


         Item 1A.    Risk Factors.

         You should carefully consider all of the information set forth or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, the following risk factors. Any of these risks, and any additional risks not presently known to us, or that we do not presently consider material, could adversely affect our business, operating results or financial condition, and could cause actual results or events to differ materially from those anticipated.

         Risks Relating to our Industry and our Business

         Our business is influenced by general economic and geopolitical conditions.

         We have no control over the economy in general, political events, or upon the overall level of consumer spending. As domestic and international economic and geopolitical conditions change, trends in consumer spending may become unpredictable and could be subject to reductions due to uncertainties about the future. Negative economic trends, such as increases in gas and other energy prices, increases in interest rates, a recessionary period or depression, as well as actual or threatened terrorist events, conflicts around the world, acts of nature, and other similar events, may depress the level of consumer confidence, and consumer spending in general, and on our products specifically.

Similarly, our customers may anticipate and respond to adverse changes or perceptions of changes in economic and/or geopolitical conditions by limiting or canceling purchases of our products in order to reduce their inventories. Accordingly, any substantial deterioration of, or change in, these conditions, trends or events that weaken consumer confidence and spending could reduce our sales and adversely affect our financial condition and results of operations.

         The apparel and handbag industry is highly competitive.

         We operate in a highly competitive industry. We compete with a large number of domestic and foreign manufacturers, designers and distributors of products, as well as private label programs of retailers. Many of these manufacturers, designers, distributors and retailers may be larger and have greater resources than we do. We believe that our ability to effectively compete depends on a number of factors, including the following:

           o designing and developing products that have strong and broad appeal to consumers;
           o pricing products appropriately and providing strong marketing support for them;
           o meeting the service and technology interface requirements of our customers;
           o  ensuring timely availability of products to our customers;
           o anticipating and responding to changing consumer tastes in a timely manner; and
           o obtaining access to retail outlets and sufficient floor space for our products.

         We need to monitor and meet continually changing consumer preferences.

         Consumer tastes and fashion trends change rapidly. We believe that our success depends in large part on anticipating and responding to changing consumer tastes and fashion trends in a timely manner. If we misjudge the market for our product lines, we may be faced with having to provide our customers with significant amounts of sales allowances, which could have an adverse effect on us.

         We source all of our products.

         We no longer operate manufacturing facilities, and as a result, we rely on third parties for the manufacture of our products. The failure of these parties to fulfill orders, deliver goods in a timely manner, or increase prices all could adversely affect our business. We do not have long-term contracts with any suppliers or manufacturers, and our business is dependent on continued satisfactory relationships with our vendors. In addition, our manufacturers and other vendors do not supply products for us exclusively. As a result, we compete with other companies for the supply of the production capacity of independent manufacturers. If our vendors or manufacturers fail to ship our products, on time, fail to meet our quality standards, or are unable to fill our orders, we may not be able to deliver our products to customers on a timely basis. Further, while we have identified alternative suppliers and manufacturers which we believe we would be able to utilize within a relatively short period of time, unexpected disruption of our present source of supply could have an adverse effect on our business in the short-term depending upon our shipping requirements at that time.

         We face risks inherent with sourcing our products overseas.

         Substantially all of our products are manufactured outside the United States, and our business is subject to risks of doing business abroad. The costs of importing products may be adversely affected by taxes, tariffs, customs, duties and transportation costs. Our ability to continue to purchase our products overseas is also subject to political instability in countries where our contractors and suppliers are located, actual or threatened acts of terrorism and other conflicts around the world, delays or disruptions in shipping of our goods, the effect of regulation, and quotas or other legislation that limit the quantity of goods which may be imported into the United States from China or other countries, labor disputes, severe weather, or increased homeland security requirements in the United States and in other countries. In addition, we import a substantial portion of our products from the Far East. Further outbreaks of Avian flu, or a recurrence of SARS, having an impact on China or other countries where our vendors are located could also have a negative impact on their operations, including delaying or preventing shipments. The occurrence of any of these events, which are beyond our control and we are unable to predict, could adversely affect our ability to import our products at current or increased levels or at all from certain countries and could harm our business.

         We are dependent on a limited number of customers for a large portion of our revenues.

         Net sales to our largest customer totaled approximately 42% of our total net sales in fiscal 2006, and consolidated net sales to our three largest customers totaled approximately 69% of total consolidated net sales for 2006. Whether because of economic conditions, a change of the focus of products it purchases or other strategic shifts in its business, financial difficulties, or otherwise, a decision by one of our largest customers to reduce its purchases from us, to reduce floor space or advertising of our products, to require increased allowances or reduced prices, or to take other action, may adversely affect our business and financial condition. Further, consolidation in the retail industry may result in store closures, increased customer leverage over its suppliers resulting in lower product prices or margins, inventory management resulting in lower retail inventory levels and decreased orders from us, and a greater potential exposure to credit risk, all of which may adversely affect our business.

         Our operating results are subject to seasonal fluctuations.

         As is customary in our industry, results of operations are somewhat more meaningful on a seasonal basis, rather than on a quarterly basis. In that regard, our net sales and net earnings generally have been higher during the period from June to November (which includes our first fiscal quarter and a portion of our second and fourth fiscal quarters) coinciding with sales to our customers for back-to-school and holiday shopping, while net sales and net earnings for the other months of our fiscal year are typically lower due, in part, to the traditional slowdown by our customers immediately following the winter holiday season. Accordingly, any significant decrease in back-to-school and winter holiday shopping could have a material adverse effect on our financial condition and results of operations.


         Our failure to retain our senior management and other key personnel could adversely affect our business.

         Our business depends in large part on the personal efforts and abilities of our senior executive officers, particularly Robert Chestnov, our President and Chief Executive Officer, Allan Ginsburg, our Chairman, and Howard Ginsburg, our Vice Chairman, as well as other key personnel. If any of these individuals become unable or unwilling to continue in their present positions, our business could be adversely affected.

         Our revolving credit facility contains financial and other covenant restrictions.

         Our revolving credit facility contains financial and operating covenants, including a minimum effective tangible net worth requirement and a maximum debt to effective tangible net worth ratio, as well as certain limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. In addition, advances under the revolving credit facility are subject to borrowing base requirements based on our inventory and accounts receivable levels. Many of these covenants are customary for companies like ours which borrow money from banks and financial institutions. Failure to comply with any of the covenants, which could result from, among other things, changes in our results of operations or changes in general economic conditions, might result in our lender asking for the repayment of its loans to us sooner than is currently contemplated by our agreement.


         Risks Relating to our Common Stock

         There may be a limited trading market for our stock.

         Over 50% of the issued and outstanding shares of our Common Stock is presently held by individuals and entities, including a number of our directors and officers, who are parties to an amended and restated stockholders agreement. This stockholders agreement requires, among other things, that any party who wishes to sell or otherwise transfer shares of our Common Stock first offer the shares for purchase by the Company and the other parties to the stockholders' agreement. Due to the concentration of ownership or our shares of Common Stock by parties to the stockholders agreement, and the rights of purchase contained in the stockholders' agreement, there may be a limited trading market for our shares.

         Provisions in our Certificate of Incorporation and Delaware law, as well as the Amended and Restated Stockholders Agreement, may delay or prevent an acquisition of the Company by a third party.

         Our certificate of incorporation contains provisions that could make it more difficult for a third party to acquire us. Our certificate of incorporation permits the Board of Directors to establish, and to set the preferences, rights and other terms of various series of preferred stock (commonly known as "blank check preferred"). Accordingly, the Board could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction with, or a change of control of, the Company. In addition, Delaware law contains certain provisions that could prevent the acquisition of the Company by a third party if the transaction is not approved by the Board of Directors. Section 203 of the Delaware General Corporation Law generally prohibits stockholders owning in excess of 15% of the Company's outstanding voting stock from merging or combining with the Company for a period of time after acquiring such shares without the approval of the Board of Directors.

         Furthermore, the amended and restated stockholders agreement, among other things, entitles a four-person committee (presently consisting of Abe Ginsburg, the Chairman of our Executive Committee, Robert Chestnov, our President, Allan Ginsburg, our Chairman, and Howard Ginsburg, our Vice Chairman) to direct the voting of the shares of Common Stock now or in the future owned by parties to that agreement, or as to which they have or may have voting power. The right to direct voting extends to all matters submitted to stockholders of the Company at any annual or special meeting of stockholders or pursuant to a written consent in lieu thereof. Accordingly, as long as the parties to the stockholder's agreement hold a majority of our Common Stock, and the "stockholders committee" may vote or direct the vote of these shares, the stockholders agreement may allow them to delay or prevent a change in control of, or a transaction with, the Company.


                                  *  *  *  *  *

         This list of risk factors, together with the note set forth above Part I of this Form 10-K under the caption "Forward Looking Statements" is not exhaustive. For example, there can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business, or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have adverse effects on our business, financial condition, and results of operations. We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Form 10-K to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 1B.    Unresolved Staff Comments.

         Not applicable.

Item 2.     Properties.

         We own a 140,000 square foot facility in West New York, New Jersey, in which our executive offices and one of our warehouse facilities is located. We currently lease approximately 70,000 square feet of this West New York facility to outside parties. This rental income is used to defray a portion of the operating cost of the building and, as such, is included as an offset to those expenses in our shipping, selling and administrative expenses. We refer to the information set forth above in "Item 1. Business" of this Form 10-K under the caption "Recent Developments" for information concerning our grant of an option to an unrelated third party to purchase the West New York facility.

         As is also noted above under the caption "Recent Developments" in "Item
1. Business" of this Form 10-K, we have leased a new corporate office building (containing approximately 16,000 square feet, of which approximately 12,000 square feet will initially be used by the Company, with the remainder leased to third parties), and plan to relocate the Company's executive offices from West New York, NJ to Maywood, NJ by January 2007. The lease has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index.

         We also lease five showroom and office facilities in New York City totaling approximately 32,000 square feet, as well as a shipping facility in Medley, Florida for our Topsville operations with approximately 35,000 square feet of warehouse and office space. We refer to Note D, "Commitments and

Contingencies," of the Notes to Consolidated Financial Statements on page F-13 of this Form 10- K for additional information about our commitments under the terms of non-cancelable leases.

         In addition, and we noted in "Item 1. Business" above, our international operations consist of three leased offices in Hong Kong, Shanghai and Don Guan, China aggregating approximately 18,000 square feet.

Item 3.     Legal Proceedings.

         (a) We are not a party to, nor is any of our property the subject of, any material pending legal proceeding.

         (b) No material pending legal proceeding was terminated during the three-month period ended June 30, 2006.

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


         Name                       Age      Position and Period Served
         ----                       ---      --------------------------

         Abe
         Ginsburg............        89      Chairman of the Executive
                                             Committee for more than the past
                                             five years

         Allan
         Ginsburg............        64      Chairman of the Board for more
                                             than the past five years

         Robert
         Chestnov............        58      President and Chief Executive
                                             Officer for more than the past five
                                             years

         Howard
         Ginsburg............        64      Vice Chairman of the Board and
                                             President of the Company's Shane
                                             Handbag Division for more than
                                             the past five years

         Anthony
         Christon............        61      Chief Financial Officer for more
                                             than the past five years

                                     PART II
                                     -------


Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Common Equity and Related Stockholder Matters

         The Company's Common Stock, $1.00 par value per share, is traded on the American Stock Exchange (Symbol: "JLN"). The following table sets forth the high and low closing sales prices for our Common Stock, as reported by the American Stock Exchange, for each quarterly period during our fiscal years ended June 30, 2006 and 2005.

                  Fiscal Year Ended June 30, 2006              High       Low
                  -------------------------------              ----       ---

                  First Quarter                                $7.97     $6.34
                  Second Quarter                                8.09      7.25
                  Third Quarter                                 8.90      7.40
                  Fourth Quarter                                8.25      7.28

                  Fiscal Year Ended June 30, 2005              High       Low
                  -------------------------------              ----       ---

                  First Quarter                                $6.15     $5.00
                  Second Quarter                                8.47      5.90
                  Third Quarter                                 8.30      4.01
                  Fourth Quarter                                6.60      3.88


         We did not pay cash dividends during fiscal 2006 or 2005 and do not anticipate paying cash dividends in the foreseeable future.

         At June 30, 2006, there were approximately 489 holders of record of our Common Stock.

         Issuer Purchases of Equity Securities

         The following table provides certain information as to repurchases of shares of our Common Stock during the three months ended June 30, 2006:

--------------------------------------------------------------------------------------------------------------------
                                                                 (c) Total Number           (d) Maximum Number
                         (a) Total                             of Shares (of Units)       (or Approximate Dollar
                         Number of               (b)             Purchased as Part         Value) of Shares (of
                         Shares (or            Average             of Publicly            Units) that May Yet Be
                          Units)             Price Paid          Announced Plans           Purchased Under the
      Period            Purchased(1)          per Share          or Programs (2)            Plans or Programs
--------------------------------------------------------------------------------------------------------------------
  April 1, 2006-               --                  --                   --                        47,379
  April 30, 2006
--------------------------------------------------------------------------------------------------------------------
   May 1, 2006-                --                  --                   --                        47,379
   May 31, 2006
--------------------------------------------------------------------------------------------------------------------
   June 1, 2006-               --                  --                   --                        47,379
   June 30, 2006
--------------------------------------------------------------------------------------------------------------------
      Total                    --                  --                   --                        47,379
--------------------------------------------------------------------------------------------------------------------

-------------
(1) There were no repurchases of the Company's Common Stock made during the quarter ended June 30, 2006.

(2) On December 3, 2002, we publicly announced that the Board of Directors authorized the repurchase of up to 350,000 shares of Common Stock, and that repurchases would be made from time to time in the open market and/or through privately negotiated transactions, subject to general market and other conditions. We refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Notes F and K of the Notes to Consolidated Financial Statements on pages F-15 and F-25 of this Form 10-K for additional information about repurchases of shares of Common Stock. In addition, on September 27, 2006, the Board of Directors authorized the repurchase of an additional 125,000 shares of the Company's Common Stock. See Note L of the Notes to Consolidated Financial Statements.

Item 6.     Selected Financial Data.

         We have derived the selected financial data presented below from our audited consolidated financial statements for the Fiscal Years ended June 30, 2006, 2005, 2004, 2003, and 2002. The selected financial information presented below should be read in conjunction with such consolidated financial statements and notes thereto.

        Years ended June 30,                  2006             2005             2004             2003            2002(1)
--------------------------------------   -------------    -------------    -------------    -------------    -------------
Net Sales                                $ 126,601,000    $ 126,477,000    $ 123,850,000    $ 108,960,000    $  81,031,000
Cost of Goods Sold                          95,735,000       97,952,000       92,658,000       83,506,000       62,083,000
                                         -------------    -------------    -------------    -------------    -------------
Gross Profit                                30,866,000       28,525,000       31,192,000       25,454,000       18,948,000
                                         -------------    -------------    -------------    -------------    -------------
Shipping, selling and
administrative expenses                     27,574,000       26,172,000       27,979,000       23,620,000       19,812,000
Interest expense                               586,000          639,000          574,000          546,000          293,000
Interest income                                 (5,000)          (1,000)          (3,000)          (5,000)          (3,000)
Provision (benefit) for income taxes         1,181,000          666,000        1,184,000          610,000         (415,000)
                                         -------------    -------------    -------------    -------------    -------------
NET EARNINGS (LOSS)                      $   1,530,000    $   1,049,000    $   1,458,000    $     683,000    $    (739,000)
                                         -------------    -------------    -------------    -------------    -------------
Weighted average shares - Basic              2,480,000        2,596,000        2,531,000        2,521,000        2,561,000
Net earnings (loss) per common share -
Basic                                    $         .62    $         .40    $         .58    $         .27    $        (.29)
                                         -------------    -------------    -------------    -------------    -------------
Weighted average shares - Diluted            2,557,000        2,702,000        2,687,000        2,547,000        2,561,000
Net earnings (loss) per common share -
Diluted                                  $         .60    $         .39    $         .54    $         .27    $        (.29)
                                         -------------    -------------    -------------    -------------    -------------
TOTAL ASSETS                             $  41,702,000    $  32,492,000    $  34,489,000    $  33,005,000    $  35,418,000
                                         -------------    -------------    -------------    -------------    -------------
Mortgage Payable - Long-Term portion     $   2,563,000    $   2,727,000    $   2,880,000    $   3,023,000    $      61,000
                                         -------------    -------------    -------------    -------------    -------------
Stockholders' equity                     $  19,047,000    $  16,674,000    $  17,276,000    $  16,220,000    $  15,824,000
                                         =============    =============    =============    =============    =============

     ------------------
     Note 1: Fiscal 2002 includes a pre-tax charge relating to the Topsville, Inc. acquisition, totaling $1,289,000 ($825,000 after tax), of which $389,000 is included in Cost of Goods Sold for an adjustment to inventory based upon the assessed fair value, and $900,000 included in Shipping, Selling and Administrative Expenses, for the amortization of open order backlog.

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

         Our business is subject to seasonal variations. Consistent with what we believe is the general pattern associated with sales to the retail industry, our results of operations are somewhat more meaningful on a seasonal basis, rather than on a quarterly basis. In that regard, our net sales and net earnings generally have been higher during the period from June to November (which includes our first fiscal quarter and a portion of our second and fourth fiscal quarters), during which time our customers generally increase inventory levels in anticipation of both back-to-school and holiday sales. Net sales and net earnings for the other months of our fiscal year typically have been lower due, in part, to the traditional slowdown by our customers immediately following the winter holiday season. That trend has continued during fiscal 2006 and we expect this pattern to continue. However, our quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers and general economic conditions. Accordingly, comparisons between seasons or quarters may not necessarily be meaningful, and the results for any one quarter or season are not necessarily indicative of future quarterly results or of full-year performance.

         In fiscal 2006, higher gross margins combined with a slight increase in sales improved net earnings and earnings per share. The financial highlights of fiscal 2006 were:

         o Gross profit increased $2,341,000 to $30,866,000, compared with $28,525,000 in fiscal 2005.

         o Net earnings rose about 46% to $1,530,000 or $0.60 per diluted share, compared with $1,049,000 or $0.39 per diluted share in the prior fiscal year.


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

         Merchandise inventory. Our merchandise inventory is carried at the lower of cost (on a first-in, first-out basis) or market. We write down our inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Adjustments to earnings resulting from changes in estimates have been insignificant for the years ended June 30, 2006, 2005 and 2004.


         Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, and we also maintain accounts receivable insurance on certain of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not incurred significant bad debt account expenses for the years ended June 30, 2006, 2005 and 2004.

         Market development accruals. We estimate reductions to revenue for customer programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We review and refine these estimates on a quarterly basis based on current experience, trends and our customers performance. Sales discount, returns, marketing programs and allowances were 5.4%, 5.8% and 4.4% of sales for the years ended June 30, 2006, 2005 and 2004, respectively.

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

         Discount rate. The discount rate that the Company utilizes for determining future pension obligations is based on the Moody's AA corporate bond index. The indices selected reflect the weighted average remaining period of benefit payments. The discount rate increased to 6.00% as of June 30, 2006 from 4.70% as of June 30, 2005. A further 50 basis point change in the discount rate would generate an experience gain or loss of approximately $200,000.

Liquidity and Capital Resources

Cash Flows

Certain information about our financial position as of June 30, 2006, 2005 and 2004 is presented in the following table:


                                                  June 30,

         --------------------------------------------------------------------
                                        2006           2005           2004

         --------------------------------------------------------------------
         Cash                      $    932,000   $    893,000   $    626,000

         --------------------------------------------------------------------
         Working Capital           $ 16,953,000   $ 13,286,000   $ 13,615,000

         --------------------------------------------------------------------
         Long-term debt            $  2,563,000   $  2,727,000   $  2,880,000

         --------------------------------------------------------------------
         Stockholders' equity      $ 19,047,000   $ 16,674,000   $ 17,276,000

         --------------------------------------------------------------------

Cash flows provided by (used in) operating, investing and financing activities for the years ended June 30, 2006, 2005 and 2004 were as follows:

                                                  June 30,

         -----------------------------------------------------------------------
                                        2006            2005            2004

         -----------------------------------------------------------------------
         Operating activities      $ (3,118,000)   $   (587,000)   $  1,140,000

         -----------------------------------------------------------------------
         Investing activities      $   (172,000)   $   (449,000)   $   (290,000)

         -----------------------------------------------------------------------
         Financing activities      $  3,329,000    $  1,303,000    $   (290,000)

         -----------------------------------------------------------------------
         Net increase in cash      $     39,000    $    267,000    $    560,000

         -----------------------------------------------------------------------

         The net increase in cash and cash equivalents for the fiscal year ended June 30, 2006 of $39,000 was the result of funds provided by financing activities totaling $3,329,000, offset by funds used in operating activities of $3,118,000, and by funds used in investing activities totaling $172,000. Net cash used in operating activities resulted primarily from an increase in accounts receivable of $5,282,000 (reflecting primarily higher fourth quarter sales in fiscal 2006 compared to the prior comparable period) and an increase in inventory totaling $3,492,000 (mostly attributable to higher anticipated first quarter net sales for fiscal 2007 versus the first quarter in 2006 ). These increases were not fully offset by an increase in accounts payable and other current liabilities (totaling $3,009,000) and net earnings of $1,530,000. Cash was used in investing activities totaling $172,000 for purchases of property and equipment. Funds provided by financing activities were, for the most part, related to net bank borrowing totaling $4,425,000, plus the exercise of stock options totaling $141,000, partially offset by the repurchase of the Company's common stock under the Company's stock repurchase program totaling $1,113,000 and payment on our outstanding mortgage of $153,000.

         In September 2006, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2008, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of June 30, 2006. As of June 30, 2006, borrowing on the short-term line of credit was $10,185,000, and at that date the Company had $12,075,000 of additional availability (based on the borrowing formula) under the credit facility. At June 30, 2006, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $17,740,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at June 30, 2006 was 8.25%.


         During 2006, the average amount outstanding under the short-term line was $7,289,000 with a weighted average interest rate of 6.49%. During fiscal 2005, the average amount outstanding under the short-term line was $8,503,000 with a weighted average interest rate of 5.22%. The maximum amount outstanding during fiscal 2006 and fiscal 2005 was $13,280,000 and $23,380,000, respectively.

         In August 2002, the Company consummated a mortgage loan in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility (see the information under the caption "Item 2. Properties"). The mortgage loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. At June 30, 2006, the outstanding balance of the mortgage loan was $2,727,000.

         The Company believes that funds provided by operations, existing working capital, and the Company's bank line of credit will be sufficient to meet working capital needs for the next twelve months. Reference is made to Note E, "Credit Facilities," of the Notes to Consolidated Financial Statements on page F-14 of this Form 10-K for additional information about the Company's credit lines.

         There were no material commitments for capital expenditures at June 30, 2006.

         The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from cash flow from operating activities and/or from its bank credit facility. As of June 30, 2006, the Company has purchased 302,621 shares of its Common Stock at a cost of approximately $1,462,000.

         Contractual Obligations and Commercial Commitments

         To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of June 30, 2006:

                                                          Payments Due by Period
                                                          ----------------------

----------------------------------------------------------------------------------------------------------
                                                  Less than          2-3            4-5           After
 Contractual Obligations (1)           Total        1 Year          Years          Years         5 years
----------------------------------------------------------------------------------------------------------
Notes Payable                     $ 10,185,000   $ 10,185,000   $         --   $         --   $         --
----------------------------------------------------------------------------------------------------------
Mortgage Payable                     2,727,000        164,000        365,000        421,000      1,777,000
----------------------------------------------------------------------------------------------------------
Royalties                              410,000        291,000        119,000             --             --
----------------------------------------------------------------------------------------------------------
Operating Leases                     1,884,000      1,075,000        743,000         66,000             --
----------------------------------------------------------------------------------------------------------
Total Contractual Obligations     $ 15,206,000   $ 11,715,000   $  1,227,000   $    487,000   $  1,777,000
----------------------------------------------------------------------------------------------------------


                                             Amount of Commitment Expiration Per Period
                                             ------------------------------------------

----------------------------------------------------------------------------------------------------------

                                      Total
            Other                    Amounts        Within           2-3            4-5          After
   Commercial Commitments           Committed       1 Year          Years          Years        5 Years
----------------------------------------------------------------------------------------------------------

Letters of Credit                 $ 17,740,000   $ 17,740,000   $         --   $         --   $         --
----------------------------------------------------------------------------------------------------------

Total Other
Commercial Commitments            $ 17,740,000   $ 17,740,000   $         --   $         --   $         --
----------------------------------------------------------------------------------------------------------

----------------

(1) We enter into arrangements with vendors to purchase merchandise up to three months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

         The outstanding balance under the Revolving Credit Agreement at September 15, 2006 was $18,775,000. The notes payable balance does not include any amounts for future interest costs.

         The Company expects to contribute approximately $300,000 to its defined benefit pension plan during the fiscal year ending June 30, 2007.

Off-Balance Sheet Arrangements

         We have not created, and we are not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Results of Operations

2006 Compared to 2005

         Net sales for fiscal 2006 totaled $126,601,000, an increase of $124,000, or .1%, compared to fiscal 2005. Sales by category were as follows:

         Net sales for the Apparel category in fiscal 2006 were $81,174,000, a decrease of $6,542,000, or 7.5%, compared to fiscal 2005. The sales decrease for this category was primarily due to a $10,574,000 decrease in net sales from the women's sleepwear business, which resulted mostly from decreased orders from one customer based on prior season sell-through of both private label and licensed product. This decrease was offset, in part, by a $6,816,000, or 16.4%, increase in sales of children's apparel reflecting a higher level of reorders from one of our customers due to favorable prior sales of similar items. Our catalog business continued lower demand for mail-order apparel with a $2,784,000 decline in net sales in fiscal 2006 compared with the prior year.

         Net sales for the Handbags category were $45,427,000 for the year ended June 30, 2006, an increase of $6,666,000, or about 17% above the same period in the prior year, reflecting a $3,580,000 increase in the premium business as a result of increased orders by one of its significant customers, and a $3,086,000 increase in our handbag business attributable to an increase in sales of denim related products.

         Overall gross margins were 24.4% in 2006 compared to 22.6% in the prior fiscal year.

         Gross margins by category were as follows:

         Gross margin for the Apparel category in 2006 improved to 28.0% from 25.6% in the prior fiscal year. The 2.4 percentage point improvement was primarily attributable to higher margins contributed by the children's apparel business due to a favorable product mix, as well as higher margins in the women's sleepwear business which was attributable to approximately $10 million of lower margin business from one customer which was not reordered in fiscal 2006.

         Gross margin for the Handbags category increased to 17.9% in 2006 compared to 15.7% in the similar prior year. The higher gross margin in the handbag business, for the most part, reflects both product mix and improved costing measures in both the premium incentive and the handbag business.

         Shipping, selling and administrative expenses increased by $1,402,000 in fiscal 2006 to $27,574,000 (21.8% of net sales). The prior fiscal year totaled $26,172,000 (20.7% of net sales). A significant part of the net increase was attributable to higher compensation costs (approximately $1,400,000) and increased product development costs ($734,000) relating to further expansion of our premium and children's apparel businesses, as well as higher royalty expense ($17,000) relating to additional licensed product sales. These increases were not fully offset by lower shipping and warehousing costs ($681,000) resulting from a combination of lower sales volume for one division having relatively higher shipping and handling costs and sales mix for another division requiring lower shipping supplies and temporary help, as well as lower selling commissions as a result of changes in sales mix (a decrease of $73,000).

         Interest expense was $586,000, a decrease of $53,000 from the last fiscal year, despite higher interest rates in fiscal 2006 compared to fiscal 2005. The net decreased level of borrowing more than offset the higher weighted average interest rate in the current fiscal year compared to fiscal 2005 and is primarily the reason for the lower interest expense. Lower borrowing is attributable to the timing of sales this year with resulting improved cash flows.

         Net earnings of $1,530,000 for the fiscal year ended June 30, 2006 compared to net earnings of $1,049,000 in the prior year. This year's higher net earnings were primarily due to improved gross margins and lower interest expense, not completely offset by higher shipping, selling and administrative expenses, as discussed above.

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

         Recently Issued Accounting Standards:

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs an amendment of ARB 43, Chapter 4." SFAS 151 is an amendment of Accounting Research Board Opinion 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company's consolidated financial statements.

         In December 2004, the FASB issued Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." ("FSP109-2") . FSP 109-2 provides guidance under SFAS 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. As the Company did not make any dividends under this provision, FSP 109-2 did not have any impact on the Company's consolidated financial statements.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion 29," which eliminates certain narrow differences between APB 29 and international accounting standards. SFAS 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's consolidated financial statements.

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." The pronouncement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (typically the vesting period).

         In November 2005, the FASB issued FSP 123R-3, "Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides an alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R. The Company adopted the alternative transition method and determined there is no excess tax pool.

         In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") 107 "Share-Based Payment." SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff's views regarding the valuation of share- based payment arrangements. The Company adopted SFAS 123R effective July 1, 2005. See Footnote F in Notes to Consolidated Financial Statements for further information.

         In March 2005, the FASB issued SFAS Interpretation Number ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in FASB 143, "Accounting for Asset Retirement Obligations."

This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company's consolidated financial statements.

         In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on EITF 05-6, "Determining the Amortization Period for Leasehold Improvements." Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company's consolidated financial statements.



         In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company's consolidated financial statements.

  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         In the normal course of doing business, we are exposed to interest rate change market risk. Since our borrowing patterns are cyclical, we are not dependent on borrowing throughout the year. Nevertheless, a sudden increase in interest rates (which under our bank line of credit is at the prime rate or at LIBOR plus 200 basis points) may, especially during peak borrowing, potentially have a significant negative impact on our results of operations. We estimate that a 100 basis point fluctuation in applicable market interest rates would increase or decrease interest expense by approximately $73,000, based on fiscal 2006 our average commercial borrowing levels.

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

Item 8.     Financial Statements and Supplementary Data.

      Financial Statements
      --------------------

         The report dated September 28, 2006 of Deloitte & Touche LLP, an independent registered public accounting firm, on the consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings (loss), and cash flows for each of the three fiscal years in the period ended June 30, 2006, and Notes to Consolidated Financial Statements appear on pages F-2 through F-26 of this Form 10-K.


      Supplementary Data
      ------------------

         Selected unaudited quarterly financial data for the fiscal years ended June 30, 2006 and June 30, 2005 is set forth at Note M, "Unaudited Quarterly Financial Data" on page F-26 of this Form 10- K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 9A.    Controls and Procedures.

         At the end of the period covered by this report, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, we concluded that the our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
            -----------------

         Not Applicable.

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant.
            --------------------------------------------------

         The information required by this item (other than certain information as to our executive officers, which information is set forth after Part I of this Form 10-K under the caption "Executive Officers of the Registrant") is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.    Executive Compensation.
            ----------------------

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
            --------------------------------------------------------------

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.    Certain Relationships and Related Transactions.
            ----------------------------------------------

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.    Principal Accountant Fees and Services.
            --------------------------------------

         The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV
                                     -------

Item 15.    Exhibits and Financial Statement Schedule.
            -----------------------------------------

(a) The following financial statements, financial statement schedule and exhibits are filed as part of this report:

(1)      Financial Statements:
         --------------------

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets -- June 30, 2006 and 2005

         Consolidated Statements of Earnings -- for the years ended June 30, 2006, 2005 and 2004

         Consolidated Statements of Cash Flows -- for the years ended June 30, 2006, 2005 and 2004

         Consolidated Statements of Stockholders' Equity and Comprehensive Earnings (Loss)-- for the years ended June 30, 2006, 2005 and 2004

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

(b)      Exhibits:
         --------

Exhibit No.       Description
-----------       -----------

      3(a) Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2005).

      3(b) By-Laws of the Registrant (incorporated herein by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1991).

      4(a) Promissory Note of the Registrant dated August 14, 2002 payable to the order of Hudson United Bank ("HUB") in the principal amount of $3,250,000 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  2002).

      4(b) Mortgage, Security Agreement and Financing Statement dated August 14, 2002 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(b) to the Registrant's Annual Report on Form 10-K, File No. 1- 5863, for the fiscal year ended June 30, 2002).

      4(c) Revolving Loan Agreement dated December 23, 2002 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(c) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2003).

      4(d) First Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents dated October 23, 2003 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(d) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2005).

      4(e) Second Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents dated October 23, 2003 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q, File No. 1-5863, for the fiscal quarter ended March 32,
                  2005).

      10(a) Third Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents dated September 22, 2006 between the Registrant and HUB (incorporated herein by reference to Exhibit Current Report on Form 8-K, File No. 1-5863, dated September 26, 2006).+

      10(b)       2000 Stock Option Plan of the Registrant.*+

      10(c) Second Amended and Restated Stockholders' Agreement dated May 12, 2003 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 9 to the Schedule 13D dated May 15, 2003 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

      10(d) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

      10(e) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, for the fiscal year ended June 30,
                  1998).*

      10(f) Purchase and Sale Agreement dated January 11, 1999 between Banner Industries of New York, Inc. and Jaclyn,
                  Inc.(incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1- 5863, dated January 26, 1999).

      10(g) Purchase and Sale Agreement dated January 10, 2002 between Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

      10(h) Consulting Agreement dated January 10, 2002 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

      10(i) Amendment to Consulting Agreement dated December 15, 20003 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
                  2004).

      10(j) Payment and Indemnification Agreement dated January 10, 2002 by and among Capital Factors, Inc., Topsville, Inc., Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

      10(k) Consent and Joinder Agreement dated August 10, 2004 among the Registrant, Mark Nitzberg and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 12 to the Schedule 13D dated August 16, 2004 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

      10(l) Consent and Joinder Agreement dated June 6, 2006 among the Registrant, Bruce Cahill, John Halbreich, and the persons listed on Schedule A thereto.+

      10(m) Mortgage dated as of August 31, 2006 of Landlord in favor of the Company (incorporated herein by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated September 1, 2006).

      10(n) Promissory Note dated as of August 31, 2006 of Landlord in favor of the Company (incorporated herein by reference to Exhibit 10.02 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated September 1, 2006).

      10(o) Agreement of Lease dated as of September 1, 2006 between the Company and Spring Valley Associates, LLC (incorporated herein by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K, File No. 1- 5863, dated August 23, 2006).

      14 Code of Ethics for Finance Professionals of the Registrant (incorporated herein by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2004).

      21          Subsidiaries of the Registrant.+

      31(a) Rule 13a-14(a) Certification of Robert Chestnov, President and Chief Executive Officer of the Company.+

      31(b) Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.+

      32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

      99(a) Code of Business Conduct and Ethics of the Registrant (incorporated herein by reference to Exhibit 99(a) to the Registrant's Annual Report on Form 10- K, File No. 1-5863, for the fiscal year ended June 30, 2004).

---------------
*Management contract or compensatory plan or arrangement.
+Filed with this Form 10-K.

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


                                             JACLYN, INC.

                                             By: /s/ ALLAN GINSBURG
                                                 -------------------------------
September 28, 2006                               Allan Ginsburg, Chairman
                                                 of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ALLAN GINSBURG            Chairman of the Board           September 28, 2006
----------------------        and Director
ALLAN GINSBURG

/s/ ROBERT CHESTNOV           President, Principal            September 28, 2006
----------------------        Executive Officer and
ROBERT CHESTNOV               Director

/s/ ANTHONY CHRISTON          Chief Financial Officer,        September 28, 2006
----------------------        Principal Financial and
ANTHONY CHRISTON              Accounting Officer

/s/ ABE GINSBURG              Director                        September 28, 2006
----------------------
ABE GINSBURG

/s/ HOWARD GINSBURG           Director                        September 28, 2006
----------------------
HOWARD GINSBURG

/s/ NORMAN AXELROD            Director                        September 28, 2006
----------------------
NORMAN AXELROD

/s/ MARTIN BRODY              Director                        September 28, 2006
----------------------
MARTIN BRODY

/s/ RICHARD CHESTNOV          Director                        September 28, 2006
----------------------
RICHARD CHESTNOV

/s/ ALBERT SAFER              Director                        September 28, 2006
----------------------
ALBERT SAFER

/s/ HAROLD SCHECHTER          Director                        September 28,2006
----------------------
HAROLD SCHECHTER

JACLYN, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

                                                                         PAGE


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-1
FINANCIAL STATEMENTS:
    CONSOLIDATED BALANCE SHEETS - AS OF JUNE 30, 2006 AND 2005           F-2
    CONSOLIDATED STATEMENTS OF EARNINGS - FOR THE YEARS
      ENDED JUNE 30, 2006, 2005 AND 2004                                 F-3
    CONSOLIDATED STATEMENTS OF CASH FLOWS - FOR THE YEARS
      ENDED JUNE 30, 2006, 2005 AND 2004                              F-4 TO F-5
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
    COMPREHENSIVE EARNINGS (LOSS)- FOR THE YEARS ENDED
      JUNE 30, 2006, 2005 AND 2004                                       F-6
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-7 TO F-26
FINANCIAL STATEMENT SCHEDULE:
    VALUATION AND QUALIFYING ACCOUNTS                                    F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Jaclyn, Inc.
West New York, New Jersey

         We have audited the accompanying consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings (loss) and cash flows for each of the three fiscal years in the period ended June 30, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jaclyn, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note F to the consolidated financial statements, in fiscal 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as revised, effective July 1, 2005.

Deloitte & Touche LLP
New York, New York


September 28, 2006

--------------------------------------------------------------------------------
JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

ASSETS                                                                       2006           2005
                                                                         ------------   ------------
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS                                                $    932,000   $    893,000
ACCOUNTS RECEIVABLE, LESS SALES RETURNS, SALES
DISCOUNTS, SALES ALLOWANCE, & ALLOWANCE FOR DOUBTFUL
ACCOUNTS: 2006: $2,933,000; 2005: $3,388,000                               25,071,000     19,740,000
INVENTORIES                                                                 7,180,000      3,688,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS                                   3,466,000      1,263,000
DEFERRED INCOME TAXES                                                         396,000        793,000
-------------------------------------------------------------------      ------------   ------------
TOTAL CURRENT ASSETS                                                       37,045,000     26,377,000
PROPERTY, PLANT AND EQUIPMENT - NET                                         1,030,000      1,148,000
GOODWILL                                                                    3,338,000      3,338,000
OTHER ASSETS                                                                  176,000        137,000
DEFERRED INCOME TAXES                                                         113,000      1,492,000
                                                                         ============   ============
                                                                         $ 41,702,000   $ 32,492,000
                                                                         ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
NOTES PAYABLE - BANK                                                     $ 10,185,000   $  5,760,000
ACCOUNTS PAYABLE                                                            4,547,000      2,302,000
COMMISSIONS PAYABLE                                                         1,256,000        932,000
ACCRUED PAYROLL AND RELATED EXPENSES                                        2,647,000      2,644,000
OTHER CURRENT LIABILITIES                                                   1,293,000      1,300,000
MORTGAGE PAYABLE - CURRENT PORTION                                            164,000        153,000
                                                                         ------------   ------------
TOTAL CURRENT LIABILITIES                                                  20,092,000     13,091,000
                                                                         ------------   ------------
MORTGAGE PAYABLE                                                            2,563,000      2,727,000
                                                                         ------------   ------------

-------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES - NOTE D
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, PAR VALUE $1: AUTHORIZED, 1,000,000 SHARES; ISSUED
AND OUTSTANDING, NONE
COMMON STOCK, PAR VALUE $1: AUTHORIZED, 5,000,000 SHARES; ISSUED
2006 AND 2005: 3,368,733 SHARES; OUTSTANDING 2006: 2,483,219;
  2005: 2,574,676 SHARES                                                    3,369,000      3,369,000
ADDITIONAL PAID-IN CAPITAL                                                  9,563,000      9,670,000
RETAINED EARNINGS                                                          12,295,000     10,765,000
ACCUMULATED COMPREHENSIVE LOSS                                                     --     (1,653,000)
-------------------------------------------------------------------      ------------   ------------
                                                                           25,227,000     22,151,000
LESS:  TREASURY STOCK AT COST (2006: 885,514 AND 2005: 794,057 SHARES)      6,180,000      5,477,000
                                                                         ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                                 19,047,000     16,674,000
                                                                         ============   ============
                                                                         $ 41,702,000   $ 32,492,000
                                                                         ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

                                                              2006             2005             2004
                                                          -------------    -------------    -------------
Net sales                                                 $ 126,601,000    $ 126,477,000    $ 123,850,000
Cost of goods sold                                           95,735,000       97,952,000       92,658,000
                                                          -------------    -------------    -------------
Gross profit                                                 30,866,000       28,525,000       31,192,000
                                                          -------------    -------------    -------------
Shipping, selling and administrative expenses                27,574,000       26,172,000       27,979,000
Interest expense                                                586,000          639,000          574,000
Interest income                                                  (5,000)          (1,000)          (3,000)
                                                          -------------    -------------    -------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES                    2,711,000        1,715,000        2,642,000
PROVISION FOR INCOME TAXES                                    1,181,000          666,000        1,184,000
                                                          -------------    -------------    -------------
NET EARNINGS                                              $   1,530,000    $   1,049,000    $   1,458,000
                                                          -------------    -------------    -------------
NET EARNINGS PER COMMON SHARE - BASIC                     $         .62    $         .40    $         .58
                                                          -------------    -------------    -------------
Weighted average number of shares outstanding - basic         2,480,000        2,596,000        2,531,000
                                                          -------------    -------------    -------------
NET EARNINGS PER COMMON SHARE - DILUTED                   $         .60    $         .39    $         .54
                                                          -------------    -------------    -------------
Weighted average number of shares outstanding - diluted       2,557,000        2,702,000        2,687,000
                                                          -------------    -------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

                                                                2006            2005            2004
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                $  1,530,000    $  1,049,000    $  1,458,000
Adjustments to reconcile net earnings  to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                                 300,000         380,000         378,000
   Deferred income taxes                                         679,000         222,000         344,000
   Stock based compensation                                      147,000               0               0
   Excess tax benefit from stock options                         (29,000)              0               0
   Provision for doubtful accounts                               (49,000)        (53,000)         12,000
   Changes in assets and liabilities:
      Increase in accounts receivable                         (5,282,000)     (1,793,000)     (3,128,000)
      (Increase) decrease  in inventories                     (3,492,000)      4,189,000       1,788,000
      Decrease (increase) in prepaid expenses and other
        current assets                                           118,000        (538,000)         67,000
      Decrease (increase) in other assets                        (49,000)         (3,000)       (313,000)
      Increase (decrease) in accounts payable and other
        current liabilities                                    3,009,000      (4,040,000)        534,000
                                                            ------------    ------------    ------------
      Net cash (used in) provided by operating activities     (3,118,000)       (587,000)      1,140,000
                                                            ------------    ------------    ------------

--------------------------------------------------------------------------------
JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004-(Continued)

                                                            2006            2005            2004
                                                        ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Purchases of property and equipment                      (172,000)       (449,000)       (290,000)
                                                        ------------    ------------    ------------
Net cash used in investing activities                       (172,000)       (449,000)       (290,000)
                                                        ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase  in notes payable - bank, net                  4,425,000       1,540,000         245,000
Payment of long-term debt                                   (153,000)       (143,000)       (133,000)
Exercise of stock options                                    141,000         314,000         174,000
Excess tax benefit from stock options                         29,000              --              --
Repurchase of common stock                                (1,113,000)       (408,000)       (576,000)
                                                        ------------    ------------    ------------
Net cash provided by (used in) financing activities        3,329,000       1,303,000        (290,000)
                                                        ------------    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     39,000         267,000         560,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 893,000         626,000          66,000
                                                        ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                  $    932,000    $    893,000    $    626,000
                                                        ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                             $    571,000    $    631,000    $    575,000
                                                        ------------    ------------    ------------
Income taxes                                            $    287,000    $  1,006,000    $    864,000
                                                        ------------    ------------    ------------
NON-CASH ITEMS:
Common stock repurchase and exercise of stock options   $     56,000    $     50,000    $    569,000
                                                        ------------    ------------    ------------
 Pension adjustment                                     $  2,321,000              --              --
                                                        ------------    ------------    ------------
Tax benefit of non-qualified stock option exercise      $         --    $     96,000    $         --
                                                        ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements. (Concluded)

--------------------------------------------------------------------------------
JACLYN, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
   (LOSS) YEARS ENDED JUNE 30, 2005, 2004, AND 2003

                          COMMON STOCK                                                                        TREASURY STOCK
                    --------------------------                                                          --------------------------

                                                                            Accumulated
                                                                              Other         Compre-
                                                 Additional                   Compre-       hensive
                                                  Paid in       Retained      hensive       Earnings
                       Shares        Amount       Capital       Earnings      Loss           (Loss)         Shares        Amount
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, JULY 1,
  2003                 3,368,733  $  3,369,000  $ 12,117,000  $  8,258,000  $         --                     907,053  $  7,524,000

Net earnings                  --            --            --     1,458,000            --  $  1,458,000            --            --
Repurchase of
  Common Stock                --            --            --            --            --            --       289,301     1,145,000
Exercise of Stock
  Options                     --            --    (1,727,000)           --            --            --      (303,500)   (2,470,000)
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, JUNE 30,
  2004                 3,368,733     3,369,000    10,390,000     9,716,000                                   892,854     6,199,000

Net earnings                  --            --                   1,049,000                $  1,049,000
Minimum Pension
  Liability, net
  of taxes                                                                    (1,653,000)   (1,653,000)           --            --
                                                                                          ------------
Other comprehensive
  earnings - net                                                                          $    604,000
                                                                                          ------------
Repurchase of
  Common Stock                --                                        --            --            --        71,203       458,000
Exercise of
  Stock Options               --            --      (720,000)           --            --            --      (170,000)   (1,180,000)
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, JUNE 30,
  2005                 3,368,733  $  3,369,000  $  9,670,000  $ 10,765,000  $ (1,653,000)                    794,057  $  5,477,000
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Net earnings                  --            --            --     1,530,000            --  $  1,530,000            --            --

Minimum Pension
  Liability,
  net of taxes                                                                               1,653,000
                                                                                          ------------
Other comprehensive
  earnings - net                                                                          $  3,183,000
                                                                                          ------------
Repurchase of
  Common Stock                --            --            --            --            --            --       158,457     1,170,000

Exercise of
  Stock Options               --            --      (254,000)           --            --            --       (67,000)     (467,000)

Value of stock
  options                     --            --       147,000            --            --            --            --            --
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, JUNE 30,
  2006                 3,368,733  $  3,369,000  $  9,563,000  $ 12,295,000  $         --                     885,514  $  6,180,000
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

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

         The most significant estimates made by management include those made in the areas of inventory, receivables, goodwill, deferred taxes, pensions, and sales returns and allowances.

         Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Cash and Cash Equivalents

         Cash in excess of daily requirements is invested in money market funds with original maturities of three months or less. Such investments are presented as cash equivalents.

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

License Agreements

         The Company enters into license agreements from time to time that allows it to use certain trademarks and trade names on certain of its products. These agreements require the Company to pay royalties, generally based on the sales of such products, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company's accounting policy is to match royalty expense with revenue by recording royalties at the time of sale at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and the Company's estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets as other assets. As of June 30, 2006 and 2005, there were no advances.

         Royalty amounts expensed for each of the three fiscal years ended June 30, 2006, 2005, and 2004 were $551,000, $534,000, and $1,119,000, respectively.

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


Intangibles

         Intangibles, included in other assets, are being amortized on a straight-line basis over periods not exceeding 10 years.

         Other intangibles totaling $55,000 as of June 30, 2006, net of accumulated amortization of $45,000, included in "Other Assets", consist of amounts allocated to trade names and patents relating to the acquisition of Topsville, Inc. The Company incurred $10,000 of amortization expense in 2006, 2005 and 2004. Additional annual amortization expense of $10,000 will be incurred through 2011.

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



Revenue Recognition

         Revenue is recognized at the time merchandise is shipped or received by a third party consolidator, normally the same day as the shipment. The Company offers various sales discounts and incentives to its customers. These discounts and incentives are recorded at the time of sales as a reduction of sales based on historical experience and the terms of agreements, if any, between the Company and its customers. Products are shipped directly to customers using third party carriers. The customer takes title and assumes the risks and rewards of ownership of the products when the merchandise leaves the Company's warehouse or is received by a third party consolidator, as applicable.

Shipping and Handling Costs

         Included in Shipping, Selling and Administrative Expenses are all shipping and handling costs incurred by the Company, except for amounts billed to a customer in a sale transaction related to shipping and handling which are included in revenues. Shipping and handling reimbursements included in revenue amounted to approximately $14,000, $2,000 and $7,000 for the years ended June 30, 2006, 2005, and 2004, respectively.

Cost of Goods Sold

         Cost of goods sold includes the following: purchasing and receiving costs, factory inspections, customs duty, freight (including ocean and air freight), marine insurance, brokerage, in-bound trucking and other freight, internal transfer costs and other costs of our distribution network.

Shipping, Selling, and Administrative Expenses

         Shipping, selling, and administrative expenses include the following: public warehousing, carton and shipping expenses, warehouse supervision, salesmen's salaries and commissions, showroom costs, salesperson's travel and entertainment and other miscellaneous costs relating to the selling of products, design and sample making, accounting and computer costs, management and general supervisory costs and related overhead. Charges recorded in the consolidated statement of operations for shipping and handling costs amounted to $2,162,000, $2,843,000, and $2,804,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

         The Company currently leases approximately 70,000 square feet of its West New York, New Jersey facility to outside parties. This rental income, amounting to approximately $247,000, $256,000 and $238,000 in fiscal 2006, 2005 and 2004, respectively, is used to offset a portion of the operating cost of the building and, as such, is included in our shipping, selling and administrative expenses.


Income Taxes

         The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax consequences of temporary differences between the carrying amount of assets and liabilities in the financial statements and their respective tax bases.

Share-Based Compensation

         The Company accounts for share-based compensation in accordance with SFAS 123R, "Share-Based Payment." Accordingly, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.




         Segment Reporting

         The Company operates in a single operating segment - the manufacture of apparel, women's handbag and related accessories. Revenues from customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three years was as follows:

                                                Year ended June 30,
                                     ----------------------------------------
          Product Category              2006           2005           2004
        --------------------         ----------     ----------     ----------
        Apparel                              64%            70%            77%
        Handbags                             36%            30%            23%
                                     ----------     ----------     ----------
                                            100%           100%           100%

         During the years ended June 30, 2006, 2005 and 2004, sales revenues derived from one customer were 42%, 44% and 41%, respectively. Sales to a second customer were 22%, 19% and 14%, and to a third customer were 5%, 8% and 13%, respectively. Management believes that the loss of any one of these customers would have a material adverse effect on the Company's operations.

At June 30, 2006 and 2005, accounts receivable due from one customer were 46% and 58%, respectively, and accounts receivable due from a second customer at both June 30, 2006 and June 30, 2005 was 29% of total accounts receivable. Should either customer not be able to pay any substantial obligation to the Company, however, management believes that such a failure to pay would have a material adverse effect on the Company's operating results. No other customer comprised 10% or more of our total net accounts receivable as at either of those dates.

         The Company relies on suppliers to purchase a variety of finished goods. The Company had one supplier who in the aggregate constituted 18% and 12% of the Company's finished goods purchases for the year ended June 30, 2006 and 2005, respectively. Management believes that the loss of this supplier would not have a material adverse effect on the Company's operations since there are alternative suppliers available.


         New Accounting and Financial Reporting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 151, "Inventory Costs - an amendment of ARB 43, Chapter 4." SFAS 151 is an amendment of Accounting Research Board Opinion 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued Staff Position ("FSP") 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-2 provides guidance under SFAS 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. As the Company did not make any dividends under this provision, FSP 109-2 did not have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion 29," which eliminates certain narrow differences between APB 29 and international accounting standards. SFAS 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." The pronouncement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (typically the vesting period).

     In November 2005, the FASB issued FSP 123R-3, "Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides an alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R. The Company adopted the alternative transition method, and determined that there is no excess tax pool.

     In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") 107 "Share-Based Payment." SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements. The Company adopted SFAS 123R effective July 1, 2005. See Footnote F for further information.

     In March 2005, the FASB issued SFAS Interpretation Number ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in FASB 143, "Accounting for Asset Retirement Obligations." This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company's consolidated financial statements.

     In June 2005, the Emerging Issues Task Force ("EITF") reached consensus on EITF 05-6, "Determining the Amortization Period for Leasehold Improvements." Under EITF 05-6, leasehold improvements placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company's consolidated financial statements.


     In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on the Company's consolidated financial statements.


     NOTE B - INVENTORIES

         Inventories consist of the following:

                                                         June 30,
                                               ---------------------------
                                                   2006           2005
                                               ------------   ------------
                   Raw material                $    692,000   $     22,000
                   Work in process                   49,000         41,000
                   Finished goods                 6,439,000      3,625,000
                                               ------------   ------------
                                               $  7,180,000   $  3,688,000
                                               ============   ============

     NOTE C - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized as follows:

                                                         June 30,
                                               ---------------------------
                                                   2006           2005
                                               ------------   ------------
              Land                             $    162,000   $    162,000
              Buildings                           1,181,000      1,181,000
              Machinery and equipment             1,288,000      1,292,000
              Furniture and fixtures                417,000        388,000
              Leasehold improvements              1,435,000      1,384,000
              Automobiles and trucks                 77,000         77,000
                                               ------------   ------------
                                                  4,560,000      4,484,000
              Less: accumulated depreciation
                and amortization                  3,530,000      3,336,000
                                               ------------   ------------
                                               $  1,030,000   $  1,148,000
                                               ============   ============


         Included in Property, Plant and Equipment as of June 30, 2006 is $451,000 of net assets held for sale relating to the option contract for the purchase the Company's West New York, NJ headquarters facility.

         Depreciation and amortization expense of $290,000, $370,000 and $368,000 was recorded during the years ended June 30, 2006, 2005 and 2004, respectively

     NOTE D - COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities under non-cancelable leases, with escalation clauses, that expire in various years through the year ended June 30, 2011.

         Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

                   Year Ended                 Office and Showroom
                    June 30,                       Facilities
                   ----------                 -------------------
                      2007                             $1,075,000
                      2008                                699,000
                      2009                                 44,000
                      2010                                 33,000
                      2011                                 33,000


         Rental expense, including real estate taxes, for all operating leases, totaled $1,323,000, $1,268,000, and $1,145,000 for the years ended June 30,
2006, 2005 and 2004, respectively. The Company currently leases approximately 70,000 square feet of its West New York, New Jersey facility to outside parties. Rental income in fiscal 2006, 2005 and 2004 was $247,000, $256,000 and $238,000,
respectively, and is included in shipping, selling and administrative expenses as an offset to operating costs of the facility.

         The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which expire in various years through 2008. Aggregate minimum commitments by fiscal year are as follows:

                    Year Ended                      Minimum
                     June 30,                     Commitments
                    ----------                    -----------
                       2007                          $291,000
                       2008                           119,000


         From time to time, the Company and its subsidiaries may be subject to claims and may become a party to legal proceeding which arise in the normal course of business. At June 30, 2006, there were no material, pending legal proceedings or material claims to which the Company was a party. In the opinion of management, disposition of all claims and legal proceedings is not expected to materially affect the Company's financial position, cash flows or results of operations.

         The Company has not provided any financial guarantees as of June 30, 2006 and 2005.

      NOTE E - CREDIT FACILITIES

         In September 2006, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2008, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of June 30, 2006. As of June 30, 2006, borrowing on the short-term line of credit was $10,185,000, and at that date the Company had $12,075,000 of additional availability (based on the borrowing formula) under the credit facility. At June 30, 2006 the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $17,740,000. Borrowing during the year was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at June 30, 2006 was 8.25%.

         During fiscal 2006, the average amount outstanding under the short-term line was $7,289,000 with a weighted average interest rate of 6.49%. During 2005, the average amount outstanding under the short-term line was $8,503,000 with a weighted average interest rate of 5.22%. The maximum amount outstanding during fiscal 2006 and fiscal 2005 was $13,280,000 and $23,930,000, respectively.

         In August 2002, the Company consummated a mortgage loan in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The mortgage loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. At June 30, 2006 and 2005, the outstanding balance of the mortgage loan was $2,727,000 and $2,880,000, respectively. Principal mortgage payments for the next five years and thereafter, are as follows:

                           2007              $     164,000

                           2008                    176,000

                           2009                    189,000

                           2010                    203,000

                           2011                    218,000

                           Thereafter            1,777,000



        NOTE F - STOCK OPTIONS

      On July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), as interpreted by SEC Staff Accounting Bulletin No. 107. Under SFAS No. 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement. The Company recognized $147,000 ($147,000 after-tax, or $.06 per diluted share) in compensation expense related to stock options during fiscal 2006. Previous to the adoption of SFAS No. 123(R), the Company accounted for stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, did not recognize compensation expense in our consolidated financial statements. The Company selected the modified prospective method of transition method provided under SFAS No. 123(R), and consequently, has not retroactively adjusted results from prior periods. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that have been included in pro-forma disclosures in prior periods. All stock options granted by the Company as of the adoption date, had been fully vested upon grant. Accordingly, as of July 1, 2005, the effective date of SFAS No. 123R), the Company had no unrecognized compensation cost related to stock awards as the Company has historically granted options that vested immediately .

      Under SFAS No. 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company will continue to use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimate of fair value of stock -- based compensation and consequently, the related amount recognized in the consolidated statements of income.

      In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

      Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows. Previously, all tax benefits from stock options had been reported as an operating activity. For the year ended June 30, 2006, net cash used in operating activities decreased, and cash provided by financing activities increased, by $29,000 related to excess tax benefits realized from the exercise of stock options.

      The Company maintains two stockholder-approved Stock Option Plans for key employees and consultants of the Company and one non-employee director plan.

         The Company's 2000 Stock Option Plan, as amended ( the "2000 Plan"), provided for the grant of options to purchase up to 300,000 shares of Common Stock, and was amended during fiscal 2004 to increase the number of shares of Common Stock for which options may be granted by an additional 250,000 shares, for a total of 550,000 shares. The 1990 Stock Option Plan of the Company, as amended (the "1990 Plan"), provided for the grant of an aggregate of 500,000 shares of Common Stock. Options may no longer be granted under the 1990 Plan, although at June 30, 2006 the plan remains in effect for options outstanding. The Company also has the 1996 Non-Employee Director Stock Option Plan (the "1996 Plan"). No further options are being granted under the 1996 Plan, but it remains in effect for options outstanding.

      We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees. As of June 30, 2006, 152,000 shares were available for future grant under our plans. Stock options may not be granted at less than the fair market value at the date of grant or 110% of the fair market value for individuals who own or are deemed to own more than 10% of the combined voting power of all classes of stock of the company. Stock options generally vest immediately and expire after ten years.

         Stock option transactions are summarized below:

                                  2006                       2005                        2004
                        ------------------------   ------------------------   -------------------------
                                       Weighted                   Weighted                    Weighted
                                       Average                    Average                     Average
                                       Exercise                   Exercise                    Exercise
                           Shares       Price         Shares       Price         Shares        Price
Outstanding -
   beginning of year       182,500    $     3.07      377,500    $     2.26      720,161    $     2.95
Granted                     57,500          8.24       10,000          6.70       10,000          1.95
Exercised                  (67,000)         2.83     (170,000)         2.19     (303,500)         2.45
Expired                    (17,000)         3.22      (25,000)         4.13      (39,161)         9.54
Forfeited                       --                    (10,000)         2.65      (10,000)         2.21
                        ----------    ----------   ----------    ----------   ----------    ----------
Outstanding and
exercisable end of
year                       156,000    $     5.03      182,500    $     3.07      377,500    $     2.26
                                      ----------                 ----------                 ----------
Weighted-average fair
value of options
granted during the
year                                  $     2.56                 $     6.61                 $     4.81
                                      ----------                 ----------                 ----------

         The intrinsic value for outstanding and exercisable options at June 30, 2006 is $358,000. The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $336,000, $659,000 and $349,000, respectively.

         During the fiscal year ended June 30, 2006 and June 30, 2005, the Company issued an aggregate of 67,000 shares and 50,000 shares of its Common Stock, respectively, upon the exercise by employees and a Director of the Company (the "optionees") of stock options previously granted. The Company received an aggregate of $141,000 and $63,258, respectively in cash from the optionees in partial payment of the exercise price for the issued shares. The Company also received an aggregate of 6,838 (totaling approximately $56,000) and 6,632 (totaling approximately $50,000) mature shares of Common Stock, respectively, from the optionees in partial payment of the exercise price for the issued shares under terms of the stock option plan under which the stock options were granted. The stock option plan permits the use of previously acquired shares of Common Stock in full or partial payment of the applicable exercise price.

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

         The following table summarizes information about stock options outstanding at June 30, 2006:

                                        Options Outstanding and Exercisable
-------------------------------------------------------------------------------------------------------------------
                                                                    Weighted Average
                                       Number Outstanding at      Remaining Contractual         Weighted Average
    Range of Exercise Prices               June 30, 2006                Life (Yrs)               Exercise Price
--------------------------------       ----------------------    -----------------------     ----------------------
$1.65 to $2.10                                         18,500                      5.938                      $1.65
$2.21 to $2.88                                         46,000                      4.118                       2.54
$3.15 to $3.75                                         10,000                      3.975                       3.39
$4.38 to $5.13                                         17,000                      3.948                       4.75
$6.00 to $6.90                                          8,000                      8.419                       6.70
$7.70 to $8.50                                         57,500                      9.900                       8.24
                                       ----------------------    -----------------------     ----------------------
Totals                                                156,000                      6.050                      $5.03
                                       ----------------------    -----------------------     ----------------------

         Prior to fiscal 2006, no compensation expense was recognized for stock options. Had compensation cost for our stock option plans been determined consistent with SFAS No. 123(R), our net income and earnings per share for the fiscal 2005 and 2004 would have been reduced to the following pro forma amounts:


Net earnings - Years ended  June, 30                               2005             2004
                                                                ----------       ----------
   As reported                                                  $1,049,000       $1,458,000
   Deduct:  Total stock based employee compensation
            expense determined under fair value based
            method, net of taxes                                    36,000           26,000
                                                                ----------       ----------
   Pro forma Net Earnings                                       $1,013,000       $1,432,000
                                                                ----------       ----------

Basic net earnings per share:
----------------------------
   As reported                                                  $      .40       $      .58
   Pro forma                                                    $      .39       $      .57
                                                                ----------       ----------
Diluted net earnings per share:
------------------------------
   As reported                                                  $      .39       $      .54
   Pro forma                                                    $      .37       $      .53
                                                                ----------       ----------

The weighted average fair value of stock options was calculated with the following weighted average assumptions used for grants in their respective periods. For 2006: no dividend yield; expected volatility of 45.3%; risk free interest rate of 4.95%; and expected life of 2.83 years. For 2005: no dividend yield; expected volatility of 164%; risk free interest rate of 1.75%; and expected life of 10 years. For 2004: no dividend yield; expected volatility of 161%; risk free interest rate of 3.25%; and expected life of 10 years.

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

NOTE H - INCOME TAXES

         The components of the Company's tax provision (benefit) for the years ended June 30, 2006, 2005 and 2004 are as follows:

                                                June 30,
                               ------------------------------------------
                                   2006           2005           2004
                               ------------   ------------   ------------
           Current:
           Federal             $    252,000   $     75,000   $    545,000
           State and Local           67,000         78,000         79,000
           Foreign                  183,000        193,000        216,000
                               ------------   ------------   ------------
                                    502,000        346,000        840,000
           Deferred:
           Federal and State        679,000        320,000        344,000
                               ------------   ------------   ------------
           Provision           $  1,181,000   $    666,000   $  1,184,000
                               ============   ============   ============

         Reconciliation between the provision for income taxes computed by applying the federal statutory rate to income before income taxes and the actual provision for income taxes is as follows:

                                                              June 30,
                                               ---------------------------------------
                                                  2006          2005           2004
                                               ----------    ----------     ----------
Provision (benefit) for income taxes at              34.0%         34.0%          34.0%
   statutory rate
State and local income taxes net of federal           4.1           4.2            3.5
tax benefit
Expired foreign tax credits                            --            --            0.7
Valuation Allowance for expiring foreign tax           --          (2.0)           3.5
credits

Other                                                 5.5           2.6            3.1
                                               ----------    ----------     ----------
Effective tax rate percent                           43.6%         38.8%          44.8%
                                               ==========    ==========     ==========

         A valuation allowance was established in the year ended June 30, 2004 for foreign tax credits that were expected to expire. For the year ending June 30, 2005, the Company's projections of taxable income indicated that the Company would have taxable income throughout the foreseeable future, and there was no evidence which suggested that the net deferred tax asset would not be realized. Accordingly, a valuation allowance was no longer required.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Foreign tax credits are expected to expire through June 30, 2011. The income tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of June 30, 2006 and 2005 are as follows:

                                                                      June 30,
                                             -----------------------------------------------------------
                                                          2006                           2005
                                             ----------------------------   ----------------------------

                                                Assets       Liabilities       Assets       Liabilities
                                             ------------    ------------   ------------    ------------
     Depreciation and amortization           $    100,000    $         --   $    165,000    $         --
     State net operating loss carryforward         68,000              --         51,000              --
     Foreign taxes                                 13,000              --        220,000              --
     Pension Benefit Obligation                        --              --      1,111,000              --
     Inventory                                    306,000              --        190,000              --
     State net operating loss carryforward
     valuation allowance                          (68,000)             --        (51,000)             --
     Bad debt, sales allowances and other
     reserves                                          --          84,000        164,000              --
     Other                                        174,000              --        435,000              --
                                             ------------    ------------   ------------    ------------
                                             $    593,000    $     84,000   $  2,285,000    $         --
                                             ============    ============   ============    ============

         During the year ending June 30, 2006, the Company increased the valuation allowance for separate return state net operating losses by $17,000 since there is not enough evidence to suggest that these separate state net operating losses will be utilized.

           At June 30, 2006, the Company had a deferred tax asset related to net operating loss carry forwards of approximately $1,082,000 that could be utilized to reduce the tax liabilities of future years. The carry forwards expire between 2008 and 2025.

NOTE I - EMPLOYEES' BENEFIT PLANS

On November 30, 2005, the Company decided to terminate, effective January 31, 2006, its defined-benefit pension plan for certain of its salaried and hourly personnel. Accordingly, participants under the plan stopped accruing benefits as of January 31, 2006. The plan had provided pension benefits that were based on a fixed amount of compensation per year of service, career average pay or on the employee's compensation during a specified number of years before retirement. As of January 31, 2006, the Company recorded a curtailment of approximately $1,294,000 as a reduction of the Company's unrecognized net actuarial loss, which had no impact on the Company's Balance Sheet or Statement of Operations through that date. However, since no further benefits to participants are accruing, the termination of the defined-benefit plan has reduced pension costs beginning February 1, 2006 and for the remainder of the fiscal year ended June 30, 2006. Similarly, the Company's 2007 (and after) fiscal year pension cost relevant to this pension plan will be reduced and eventually eliminated when the pension funds are ultimately distributed to all of the plan participants. Beginning in fiscal 2007, the Company established a new 401(k) benefit plan for certain of its salaried and hourly employees which is expected to have a lower employee benefit cost than the terminated pension plan.

         A change in the mortality table used to determine the pension plan balance sheet liability as of June 30, 2005 and future net periodic pension cost was made during the fourth quarter of fiscal 2005. The mortality table used to calculate the liability as of June 30, 2005 is the "1994 Group Annuity Reserving Table (Projected to 2002)". As of June 30, 2006, an additional minimum liability was not necessary because the accumulated benefit obligation was less than the fair value of the Plan's assets. The Company's funding policy is to make annual contributions required by the Employee Retirement Income Security Act of 1974.

                                                          Fiscal Year Ended June 30,
                                                         ----------------------------
                                                              2006            2005
-------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation at beginning of year              $  7,366,000    $  5,590,000
   Service cost                                               314,000         389,000
Interest cost                                                 334,000         295,000
Actuarial (gain) loss                                      (1,903,000)      1,820,000
Benefits paid                                                (109,000)       (727,000)
                                                         ------------    ------------
Net benefit obligation at end of year                    $  6,002,000    $  7,367,000
                                                         ------------    ------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year           $  5,199,000    $  5,297,000
Employer contributions                                      1,073,000         752,000
Benefits paid                                                (109,000)       (727,000)
Actual (loss) gain on plan assets                             147,000         123,000
                                                         ------------    ------------
Fair value of plan assets at end of year                 $  6,310,000    $  5,199,000
                                                         ------------    ------------
Funded status at end of year                                  308,000      (2,168,000)
Unrecognized net actuarial loss                             2,013,000       3,954,000
                                                         ------------    ------------
Net amount recognized                                    $  2,321,000    $  1,786,000
                                                         ------------    ------------

                                                          Fiscal Year Ended June 30,
                                                         ----------------------------
                                                              2006            2005
                                                         ------------    ------------
Amounts recognized in the consolidated balance sheets:
(Accrued) prepaid benefit cost                           $  2,321,000    $   (300,000)
Accumulated other comprehensive income                             --       2,086,000
                                                         ------------    ------------
Net amount recognized                                    $  2,321,000    $  1,786,000


Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

Fiscal Year Ended June 30,                               2006            2005
Projected benefit obligation                        $  6,002,000    $  7,367,000
Accumulated benefit obligation                         6,002,000       6,176,000
Fair value of plan assets                              6,310,000       5,199,000


         Pension expenses includes the following components:

Fiscal Years Ended June 30,                     2006            2005            2004
                                            ------------    ------------    ------------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                                $    314,000    $    389,000    $    332,000
Interest cost                                    334,000         295,000         278,000
Return on assets                                (323,000)       (319,000)       (178,000)
Other actuarial items - net                      213,000         101,000         (48,000)
                                            ------------    ------------    ------------
Net periodic pension cost                   $    538,000    $    466,000    $    384,000
                                            ------------    ------------    ------------

         Assumptions used to determine Benefit Obligation at June 30, 2006 and 2005 are as follows:


                                                         2006             2005
                                                        ------           ------
Discount rate                                            6.00%            4.70%
Expected long-term return on plan assets                 5.75%            5.75%
Rate of compensation increase                              0%             3.00%

         Assumptions used in determining the net periodic cost:

                                                    2006       2005        2004
                                                   ------     ------      ------
   Discount rate                                    4.70%      5.50%       5.75%
   Rate of increase in compensation levels          1.70%      3.75%       3.75%
   Expected long-term rate of return on assets      5.75%      6.00%       6.00%

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

         The table below represents the Company's pension plan asset allocation at June 30, 2006 and 2005 by asset category.

                                                                 Asset Allocation
                                                           ----------------------------
                          Asset Category                       2006            2005
              ------------------------------------------   ------------    ------------
              Debt securities                                        99%             91%
              Other, primarily cash and cash equivalents              1%              9%
                                                           ------------    ------------
              Total                                                 100%            100%
                                                           ------------    ------------

         The Company expects to contribute approximately $300,000 to its defined benefit pension plan during the fiscal year ending June 30, 2007, based on the current discount rate.

         The plan termination is in the process of being submitted to the IRS for approval. Should the plan termination receive IRS approval during the 2007 fiscal year, the payments will be made to the plan participants. The actual payment will be based on the applicable IRS rates for lump sum payments. Based on current rates, the payout is expected to be approximately $6,500,000.

         The Company had maintained a non-contributory Employee Stock Ownership Plan (the "ESOP") and Trust, for its employees who were not covered by a collective bargaining agreement. The ESOP was terminated during fiscal 2005, and vested amounts distributed to all participants. As an accommodation to non-management participants in the ESOP, the Company offered to purchase the shares of Common Stock each non-management participant was entitled to receive upon termination of the ESOP. At June 30, 2005, all but two non-management participants elected to have the Company purchase their shares (a total of 51,280 shares) at market value (which aggregated approximately $310,000) on the date of election. There was no ESOP expense for the years ended June 30, 2005 and 2004.

         The Company has a 401(K) savings plan for the benefit of its Topsville, Inc. employees, which existed prior to the Company's acquisition of Topsville. No contributions by the Company were made during fiscal 2006, 2005 and 2004.

         In December 2004 the Company entered into an amendment to its collective bargaining agreement with Local 62-32, UNITE, AFL-CIO, which covers all 9 of Jaclyn's union employees. The term of the agreement was extended until October 31, 2006. The agreement allowed the Company, in its discretion, to withdraw from the Union's multi-employer pension plan and the Company withdrew in fiscal 2004. On March 31, 2006, the Company reached a final agreement with the Union whereby the present value of the Company's unfunded pension obligation to the Union's multi-employer plan was settled for $545,191. This amount had been previously recorded by the Company as a charge to Shipping, selling and administrative expenses, and was paid during the year ended June 30, 2006.

NOTE J - NET EARNINGS PER SHARE

         The Company's calculation of Basic and Diluted Net Earnings Per Share are as follows:

                                                           Year Ended June 30,
                                              ------------------------------------------
                                                  2006           2005           2004
                                              ------------   ------------   ------------
Basic Net Earnings Per Share:
Net Earnings                                  $  1,530,000   $  1,049,000   $  1,458,000
                                              ------------   ------------   ------------
Basic Weighted Average Shares Outstanding        2,480,000      2,596,000      2,531,000
                                              ------------   ------------   ------------
Basic Net Earnings Per Common Share           $        .62   $        .40   $        .58
                                              ------------   ------------   ------------
Diluted Net Earnings Per Share:
Net Earnings                                  $  1,530,000   $  1,049,000   $  1,458,000
                                              ------------   ------------   ------------
Basic Weighted Average Shares Outstanding        2,480,000      2,596,000      2,531,000
Add:  Dilutive Options                              77,000        106,000        156,000
                                              ------------   ------------   ------------
Diluted Weighted Average Shares Outstanding      2,557,000      2,702,000      2,687,000
                                              ------------   ------------   ------------
Diluted Net Earnings Per Common Share         $        .60   $        .39   $        .54
                                              ------------   ------------   ------------

----------------------

Options to purchase 40,000, 10,000 and 0 common shares were outstanding as of June 30, 2006 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.


NOTE K - REPURCHASE OF SHARES FOR TREASURY

The Company announced in December 2002 that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. During the fourth quarter of fiscal 2006, the Company did not repurchased any shares of the Company's Common Stock. As of June 30, 2006, the Company had purchased 302,621 shares of its Common Stock under this authorization at a cost of approximately $1,462,000.

NOTE L - SUBSEQUENT EVENT

           On August 22, 2006, the Company entered into a lease agreement for a new corporate office building, and plan to relocate the Company's executive offices from West New York, NJ to Maywood, NJ in January 2007. The lease has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index.

         The other party to the lease agreement purchased the corporate office building at a closing which also took place in August 2006. The Company provided the purchaser with $2,200,000 in mortgage financing, secured by a first priority mortgage in favor of the Company on the land, office building, and other customary rights of the mortgagor. Funds for the mortgage financing were provided by borrowings under the Company's bank loan facility and from our own funds.

         On September 22, 2006, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2008, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit.

         On September 27, 2006, the Board of Directors authorized an increase in the Company's Common Stock repurchase program by an additional 125,000 shares.

NOTE M - UNAUDITED QUARTERLY FINANCIAL DATA

         Summarized quarterly financial data amounts for the fiscal years ended June 30, 2006 and 2005 are as follows:

                                                                     Three Months Ended
                                               ----------------------------------------------------------
                                                  June 30,      March 31,     December 31,   September 30,
                                                    2006          2006            2005           2005
                                               ------------   ------------    ------------   ------------
Net sales                                      $ 33,900,000   $ 27,939,000    $ 35,514,000   $ 29,248,000
Gross profit                                      8,174,000      6,553,000       9,518,000      6,621,000
Net earnings (loss)                                 475,000        (22,000)        931,000        146,000
Net earnings (loss) per common share - basic   $        .19   ($       .01)   $        .38   $        .06
Net earnings (loss) per common share -
diluted                                        $        .18   $       (.01)   $        .37   $        .06


                                                                     Three Months Ended
                                               ----------------------------------------------------------
                                                  June 30,      March 31,     December 31,   September 30,
                                                    2005          2005            2004           2004
                                               ------------   ------------    ------------   ------------

Net sales                                      $ 29,755,000   $ 22,476,000    $ 38,441,000   $ 35,805,000
Gross profit                                      6,844,000      5,205,000       7,882,000      8,594,000
Net earnings (loss)                                 668,000       (640,000)        156,000        865,000
Net earnings (loss) per common share - basic   $        .26   $       (.24)   $        .06   $        .34
Net earnings (loss) per common share -
diluted                                        $        .25   $       (.24)   $        .06   $        .32

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

--------------------------------------------------------------------------------
JACLYN INC. AND SUBSIDIARIES

SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS

               Column                          Column         Column         Column          Column
                  A                               B              C              D               E
                                                             Additions
                                              Balance at      charged                        Balance
                                             beginning of     to costs                       at end
             Description                        period      and expense     Deductions      of period

-------------------------------------------  ------------   ------------   ------------    ------------
Fiscal Year ended June 30, 2006
-------------------------------------------  ------------   ------------   ------------    ------------
Allowance for doubtful accounts              $    124,000             --        (49,000)   $     75,000
-------------------------------------------  ------------   ------------   ------------    ------------
Allowance for sales discounts, returns and
allowances                                   $  3,264,000      7,192,000     (7,598,000)   $  2,858,000
-------------------------------------------  ------------   ------------   ------------    ------------
Fiscal Year ended June 30, 2005

Allowance for doubtful accounts              $    177,000             --        (53,000)   $    124,000
Allowance for sales discounts, returns and
   allowances                                $  2,384,000      7,720,000     (6,840,000)   $  3,264,000
                                             ------------   ------------   ------------    ------------
Fiscal Year ended June 30, 2004
Allowance for doubtful accounts              $    165,000         12,000             --    $    177,000
Allowance for sales discounts, returns and
   allowances                                $  2,527,000      5,703,000     (5,846,000)   $  2,384,000

                                  EXHIBIT INDEX


     Exhibit No.           Description
     -----------           -----------

         3(a) Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2005).

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

         4(d) First Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents dated October 23, 2003 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(d) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2005).

         4(e) Second Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents dated October 23, 2003 between the Registrant and HUB (incorporated herein by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q, File No. 1-5863, for the fiscal quarter ended March 32,
                           2005).

         10(a) Third Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents dated September 22, 2006 between the Registrant and HUB (incorporated herein by reference to Exhibit Current Report on Form 8-K, File No. 1-5863, dated September 26, 2006).+

         10(b)             2000 Stock Option Plan of the Registrant.*+

         10(c) Second Amended and Restated Stockholders' Agreement dated May 12, 2003 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 9 to the Schedule 13D dated May 15, 2003 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

         10(d) Key Executive Disability Plan of the Registrant (incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 1988).*

         10(e) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, for the fiscal year ended June 30, 1998).*

         10(f) Purchase and Sale Agreement dated January 11, 1999 between Banner Industries of New York, Inc. and Jaclyn, Inc.(incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, dated January 26, 1999).

         10(g) Purchase and Sale Agreement dated January 10, 2002 between Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

         10(h) Consulting Agreement dated January 10, 2002 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

         10(i) Amendment to Consulting Agreement dated December 15, 20003 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2004).

         10(j) Payment and Indemnification Agreement dated January 10, 2002 by and among Capital Factors, Inc., Topsville, Inc., Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

         10(k) Consent and Joinder Agreement dated August 10, 2004 among the Registrant, Mark Nitzberg and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 12 to the
                           Schedule 13D dated August 16, 2004 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

         10(l) Consent and Joinder Agreement dated June 6, 2006 among the Registrant, Bruce Cahill, John Halbreich, and the persons listed on Schedule A thereto.+

         10(m) Mortgage dated as of August 31, 2006 of Landlord in favor of the Company (incorporated herein by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated September 1, 2006).

         10(n) Promissory Note dated as of August 31, 2006 of Landlord in favor of the Company (incorporated herein by reference to Exhibit 10.02 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated September 1, 2006).

         10(o) Agreement of Lease dated as of September 1, 2006 between the Company and Spring Valley Associates, LLC (incorporated herein by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated August 23, 2006).

         14 Code of Ethics for Finance Professionals of the Registrant (incorporated herein by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2004).

         21                Subsidiaries of the Registrant.+

         31(a) Rule 13a-14(a) Certification of Robert Chestnov, President and Chief Executive Officer of the Company.+

         31(b) Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.+

         32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

         99(a) Code of Business Conduct and Ethics of the Registrant (incorporated herein by reference to Exhibit 99(a) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2004).

-------------------
*Management contract or compensatory plan or arrangement.
+Filed with this Form 10-K.