Form 10-Q
period 2006-09-30
JACLYN INC
filed 2006-11-14
CIK 52969

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

_________________

(Mark One)
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending September 30, 2006

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________ to__________

Commission File Number 1-5354
Jaclyn, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-1432053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

635 59th Street, West New York, New Jersey	07093
(Address of principal executive offices)	(Zip code)

(201) 868-9400
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer No	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on November 1, 2006
Common Stock, $1.00 par value	2,476,679

JACLYN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2006 (Unaudited)	June 30, 2006 (See below)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$773	$932
Accounts receivable, net	26,385	25,071
Inventory	9,931	7,180
Prepaid expenses and other current assets	3,953	3,862

TOTAL CURRENT ASSETS	41,042	37,045

PROPERTY PLANT AND EQUIPMENT, NET	3,900	1,030
GOODWILL	3,338	3,338
OTHER ASSETS	428	289

TOTAL ASSETS	$48,708	$41,702

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable – bank	$17,005	$10,185
Accounts payable	4,839	4,547
Other current liabilities	4,339	5,360

TOTAL CURRENT LIABILITIES	26,183	20,092

MORTGAGE PAYABLE	2,520	2,563

MINORITY INTEREST	495	-

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

Common stock	3,369	3,369
Additional paid-in capital	9,563	9,563
Retained earnings	12,758	12,295

	25,690	25,227
Less: Common shares in treasury at cost	6,180	6,180

TOTAL STOCKHOLDERS' EQUITY	19,510	19,047

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,708	$41,702

The June 30, 2006 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

JACLYN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In Thousands, Except Share Amounts)

	Three Months Ended September 30,

	2006	2005
Net sales	$40,624	$29,248
Cost of goods sold	32,121	22,627

Gross profit	8,503	6,621

Shipping, selling and administrative expenses	7,390	6,209

Interest expense	347	140

	7,737	6,349

Earnings before provision for income taxes	766	272
Provision for income taxes	303	126

Net earnings	$463	$146

Net earnings per common share - basic	$.19	$.06

Weighted average number of shares outstanding - basic	2,483,000	2,525,000

Net earnings per common share - diluted	$.18	$.06

Weighted average number of shares outstanding - diluted	2,529,000	2,609,000

See notes to condensed consolidated financial statements.

JACLYN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,

	2006	2005
Cash Flows From Operating Activities:
Net Earnings	$463	$146
Adjustments to reconcile net earnings to net cash used in
operating activities:

Depreciation and amortization	99	111
Changes in assets and liabilities:
Increase in accounts receivable, net	(1,314)	(304)
Increase in inventory	(2,751)	(5,658)
(Increase) decrease in prepaid expenses and other assets	(244)	141
(Decrease) increase in accounts payable and other current liabilities	(732)	1,188

Net cash used in operating activities	(4,479)	(4,376)

Cash Flows From Investing Activities:
Purchase of property and equipment	(55)	(42)
Investment in leased building	(2,400)	-

Net cash used in investing activities	(2,455)	(42)
Cash Flows From Financing Activities:
Net increase in loans payable - bank	6,820	4,340
Payment of long-term debt	(45)	(36)
Repurchase of common stock	-	(719)

Net cash provided by financing activities	6,775	3,585

Net decrease in Cash and Cash Equivalents	(159)	(833)
Cash and Cash Equivalents, beginning of period	932	893

Cash and Cash Equivalents, end of period	$773	$60

Supplemental Information:
Interest paid	$266	$112

Taxes paid	$411	$17

Minority Interest	$500	$-

See notes to condensed consolidated financial statements.

JACLYN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
UNAUDITED FINANCIAL STATEMENTS

1.     Basis of Presentation:

        The accompanying unaudited condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of earnings and cash flows for the three month periods ended September 30, 2006 and 2005, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report to Stockholders for the year ended June 30, 2006. The results of operations for the period ended September 30, 2006 are not necessarily indicative of operating results for the full fiscal year.

        Consolidation of Variable Interest Entity –  On August 22, 2006, the Company entered into a lease agreement for a new corporate office building, and plans to relocate the Company’s executive offices from West New York, NJ to Maywood, New Jersey in January 2007. The lease has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index.

        The lessor, 195 Spring Valley Associates, LLC, (the “Lessor”) purchased the corporate office building at a closing, which also took place in August 2006. The Company provided the Lessor with $2,200,000 in mortgage financing, secured by a first priority mortgage in favor of the Company on the land, office building, and other customary rights of the mortgagor. Further the Company placed a deposit with the Lessor in the amount of $200,000 in connection with the option to purchase the property.

        For accounting purposes, the Company determined that the Lessor is a variable interest entity and the Company is its primary beneficiary as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Accordingly, during the quarter ended September 30, 2006, the financial statements of the Lessor were consolidated with those of the Company.

        The effect of the Company’s consolidation of the Lessor is that the lease transaction is treated as a financing, and the lease obligation, mortgage notes and deposits have been eliminated in consolidation. The cost of the building, approximately $2,900,000, and the capital of the equity owners of the Lessor (minority interest), approximately $500,000, are reflected in the September 30, 2006 Condensed Consolidated Balance Sheet. There was no significant impact to net earnings.

2.     Stock-Based Compensation:

        The Company recognizes stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107. All stock options granted by the Company fully vest upon grant.

        The Company maintains two stockholder-approved Stock Option Plans for key employees and consultants of the Company, and has terminated, effective November 29, 2005, the 1996 Non-Employee Director Stock Option Plan (the “1996 Plan”).

        The Company’s 2000 Stock Option Plan, as amended (the “2000 Plan”), provided for the grant of options to purchase up to 300,000 shares of Common Stock. It was amended during fiscal 2004 to increase the number of shares of Common Stock for which options may be granted by an additional 250,000 shares, to a total of 550,000 shares. The 1990 Stock Option Plan of the Company, as amended (the “1990 Plan”), provided for the grant of an aggregate of 500,000 shares of Common Stock. Options may no longer be granted under the 1990 Plan, although at September 30, 2006 the 1990 Plan remains in effect for options outstanding. While no further options are being granted under the 1996 Plan, it remains in effect for options outstanding.

        For those option plans under which we may grant qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees, as of September 30, 2006, 205,000 shares were available for future grants. Stock options may not be granted at less than the fair market value at the date of grant or 110% of the fair market value for individuals who own or are deemed to own more than 10% of the combined voting power of all classes of stock of the company. Stock options generally vest immediately and expire after ten years.

        The Company did not grant any stock options during the first quarter of fiscal 2007 or fiscal 2006.

3.     Earnings Per Share:

        The Company’s calculation of Basic and Diluted Net Earnings Per Common Share follows (in thousands, except share amounts):

	Three Months Ended September 30,
	2006	2005
Basic Net Earnings Per Common Share:
Net Earnings	$463	$146

Basic Weighted Average Shares Outstanding	2,483,000	2,525,000

Basic Net Earnings Per Common Share	$.19	$.06

	Three Months Ended September 30,
	2006	2005
Diluted Net Earnings Per Common Share:
Net Earnings	$463	$146

Basic Weighted Average Shares Outstanding	2,483,000	2,525,000
Add: Dilutive Options	46,000	84,000

Diluted Weighted Average Shares Outstanding	2,529,000	2,609,000

Diluted Net Earnings Per Common Share	$.18	$.06

        Options to purchase 57,500 shares of common stock were outstanding as of September 30, 2006, but were not included in the computation of diluted EPS for the quarter then ended because the options were anti-dilutive.

4.     Inventories:

        Inventories consist of the following components (in thousands):

	September 30, 2006	June 30, 2006

Raw materials	$528	$692

Work in process	-	49

Finished Goods	9,403	6,439

	$9,931	$7,180

5.     Repurchase of Common Stock:

        The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. On September 27, 2006 the Board of Directors authorized an increase in the Company's Common Stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. For the three-month period ended September 30, 2006, the Company did not purchase any shares of its Common Stock in connection with this repurchase program. As of September 30, 2006, the Company has purchased a total of 302,621 shares of its Common Stock at a cost of approximately $1,462,000 in connection with the repurchase program.

6.     Financing Agreements:

        In September 2006, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2008, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of September 30, 2006. As of September 30, 2006, borrowing on the short-term line of credit was $17,005,000, and at that date the Company had $12,995,000 of additional availability (based on the borrowing formula) under the credit facility. At September 30, 2006 the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $15,470,000. Borrowing during the quarter was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at September 30, 2006 was 8.25%.

        In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of September 30, 2006 is approximately $2,688,000.

7.     Contractual Obligations and Commercial Commitments:

        The Company leases office facilities under non-cancelable operating leases that expire in various years through the year ended June 30, 2011.

        Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Year Ended June 30,	Office and Showroom Facilities

2007	$749,000

2008	932,000

2009	680,000

2010	196,000

2011	42,000

        The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which expire in various years through 2008. Aggregate minimum commitments by fiscal year are as follows:

Year Ended June 30,	Minimum Commitments

2007	$113,000

2008	119,000

        From time to time, the Company and its subsidiaries may become a party to legal proceedings, which arise in the normal course of business. At September 30, 2006, there were no material pending legal proceedings to which the Company was a party.

        The Company has not provided any financial guarantees as of September 30, 2006.

8.     Retirement Plans:

        Pension expenses includes the following components:

Fiscal Quarter Ended September 30,	2006	2005

Components of Net Periodic Benefit Cost:

Service cost $	-	$130,747

Interest cost	85,800	81,815

Expected return on assets	(83,135)	(79,203)

Amortization of prior service cost	-	12

Amortization of actuarial loss	41,835	61,629

Net periodic cost	$44,500	$195,000

        The Company expects to contribute approximately $300,000 to its pension plan in fiscal 2007. As of September 30, 2006, no contribution has been made.

Recently Issued Accounting Standards:

        In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the Company’s fourth quarter of 2007. Management is currently evaluating the impact of adopting SAB No. 108, if any, on the Company’s financial statements.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 158 to have a material impact on the consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No.158 requires an employer to recognize the over-funded or under-funded status of defined benefit and retiree medical plans as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which they occur. Based on a preliminary evaluation, the Company does not expect the adoption of SFAS No. 158 to have a material impact on the consolidated financial statements.

        In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company and its subsidiaries are engaged in the design, manufacture, distribution and sale of women’s and children’s apparel, and fabric handbags, sport bags, backpacks, cosmetic bags, and related products. Our apparel lines include women’s loungewear, sleepwear, dresses and sportswear, and lingerie, as well as infants’ and children’s clothing. Our products are, for the most part, made to order, marketed and sold to a range of retailers; primarily national mass merchandisers.

        Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of net sales and net earnings for the year during the first and second fiscal quarters during which time our customers generally increase inventory levels in anticipation of both back-to-school and holiday sales. We expect that trend to continue during fiscal 2007. The Company believes this seasonality is consistent with the general pattern associated with sales to the retail industry. Consequently, the results for any one quarter in a fiscal year are not necessarily indicative of results for the whole year. The Company’s quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers and economic conditions. Accordingly, comparisons between quarters may not necessarily be meaningful, and the results for any one quarter are not necessarily indicative of future quarterly results or of full-year performance.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically evaluated for continued reasonableness, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission on September 28, 2006.

Liquidity and Capital Resources

        The Company’s cash and cash equivalents decreased $159,000 during the three-month period ended September 30, 2006 to $773,000 from $932,000 at June 30, 2006.

        Net cash used in operating activities totaled $4,479,000, primarily from an increase in inventory levels totaling $2,751,000 to meet anticipated second quarter shipping requirements, an increase in accounts receivable totaling $1,314,000 resulting from higher levels of shipping in this year’s first quarter compared to the last fiscal quarter of 2006, and a net decrease in accounts payable and other current liabilities of $732,000, the result of commissions and incentive payments in the first quarter of fiscal 2007, not fully offset by an increase accounts payable and other payroll related accruals.

        Funds provided by financing activities of $6,775,000 were the result of $6,820,000 in borrowing under the Company’s bank line of credit used to finance the higher level of seasonal business activity offset somewhat by the payment of long-term debt totaling $45,000.

        Net cash used in investing activities of $2,455,000 reflects the $2,200,000 mortgage receivable and $200,000 option deposit given with respect to the new executive office building, and other unrelated property and equipment purchases totaled $55,000.

        In September 2006, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2008, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company’s peak borrowing season from June to October. Substantially all of the Company’s assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of September 30, 2006. As of September 30, 2006, borrowing on the short-term line of credit was $17,005,000, and at that date the Company had $12,995,000 of additional availability (based on the borrowing formula) under the credit facility. At September 30, 2006 the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $15,470,000. Borrowing during the quarter was at the bank’s prime rate or below, at the option of the Company. The bank’s prime rate at September 30, 2006 was 8.25%.

        In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company’s West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing.

        The Company believes that funds provided by operations, existing working capital, and the Company’s bank line of credit and mortgage financing will be sufficient to meet anticipated working capital needs.

        There were no material commitments for capital expenditures at September 30, 2006.

        The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company’s Common Stock. On September 27, 2006 the Board of Directors authorized an increase in the Company’s Common Stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. For the three-month period ended September 30, 2006, the Company did not purchase any shares of its Common Stock under this repurchase program. As of September 30, 2006, the Company purchased a total of 302,621 shares of its Common Stock at a cost of approximately $1,462,000 in connection with the repurchase program.

Contractual Obligations and Commercial Commitments

        To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of September 30, 2006:

	* * * * Payments Due by Period * * * *

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Notes Payable	$17,005,000	$17,005,000	$-	$-	$-

Mortgage Payable	2,688,000	167,000	323,000	366,000	1,832,000

Royalties	232,000	113,000	119,000	-

Operating Leases	2,599,000	749,000	1,612,000	238,000	-

Total Contractual
Obligations	$22,524,000	$18,034,000	$2,054,000	$604,000	$1,832,000

Other Commercial Commitments	Total Commitments	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Letters of Credit	$15,470,000	$15,470,000	-	-	-

Total Commercial Commitments	$15,470,000	$15,470,000	-	-	-

Off-Balance Sheet Arrangements

        Except as described below, the Company has not created, and is not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business. The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

        On August 22, 2006, the Company entered into a lease agreement for a new corporate office building, and plans to relocate the Company’s executive offices from West New York, NJ to Maywood, New Jersey in January 2007.  The lease has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index.  The lessor, 195 Spring Valley Associates, LLC (the “Lessor”), purchased the corporate office building at a closing, which also took place in August 2006. The Company provided the Lessor with $2,200,000 in mortgage financing, secured by a first priority mortgage in favor of the Company on the land, office building, and other customary rights of the mortgagor.  Further the Company placed a deposit with the Lessor in the amount of $200,000 in connection with the option to purchase the property.  For accounting purposes, the Company determined that the Lessor is a variable interest entity and the Company is its primary beneficiary as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”).  Accordingly, during the quarter ended September 30, 2006, the financial statements of the Lessor were consolidated with those of the Company.

RESULTS OF OPERATIONS

        Net sales were $40,624,000 during the three-month period ended September 30, 2006, compared to $29,248,000 in the prior fiscal three-month comparable period. Sales by category were as follows:

        Net sales for the Apparel category were $23,773,000, or $5,726,000 higher than the prior fiscal year. This 31.7% increase was primarily due to a 79.3% increase in our children’s apparel division due to expanded programs with one customer, from recent strong retail performance, as well as additional business from our “Messages from the Heart” license. The sales increase in our children’s apparel division was offset, in part, by a 14.9% reduction in net sales in the women’s sleepwear division due to the elimination of several private label programs from one of its customers, and a 63% reduction in net sales in our catalogue division, which was being phased out during the first quarter of fiscal 2007 since it was not providing a meaningful return and was no longer a material part of our overall business.

        Net sales totaling $16,851,000 for the Handbags category in the first quarter of fiscal 2007 represented a 50.4% increase compared to $11,201,000 in net sales for the same quarter of the prior fiscal year. The sales increase primarily reflected higher sales in the premium incentive business due to expanded programs for one of its significant customers. In addition, net sales were 93.1% higher in the handbag business for the first quarter versus last year’s first quarter due to additional floor space given to our product line by a significant customer which resulted from a good prior season sell-through, in addition to a promotional item sold to that customer.

        Gross margins were 20.9% in the first quarter of fiscal 2007 compared to 22.6% in the first quarter of 2006. Gross margins by category were as follows:

        Gross margin for the Apparel category decreased slightly to 26.2% in the first three months of fiscal 2007 from 26.5% in the first quarter of fiscal 2006. The .3% decrease was primarily the result of lower margins in the children’s apparel business due to an increase in direct shipments which have lower associated margins, not fully offset by a small improvement in the women’s sleepwear division margins attributable to product mix, as well a lower margins in the catalogue division the result of phasing out that business, as mentioned above.

        Gross margin for the Handbags category in the first quarter of fiscal 2007 decreased to 13.6 % from 16.4% in the first quarter of fiscal 2006. This decrease was mainly due to lower premium incentive business margins attributable to market place competition on several programs, causing this business to reduce its gross margins to an acceptable level without losing the customer. Lower handbag margins were the result of product mix as well as lower margins on a promotion item sold to a significant customer.

        As a percentage of net sales, shipping, selling and administrative expenses decreased to 18.2% from 21.2%. However, shipping, selling and administrative expenses increased by $1,181,000 in the first quarter of fiscal 2007 compared to the prior year comparable period, mainly due to higher shipping and warehousing expense totaling $208,000 relating to higher sales volume, higher selling and sales commission costs totaling $404,000, and higher royalty expense totaling $198,000 related to an increase in licensed product sales in this fiscal quarter compared to the same fiscal quarter last year, as well as certain minimum royalty commitments which were not met and had to be expensed. In addition, the Company experienced higher product development costs of $243,000 for both the children’s apparel and premium business relating to potential additional future business and a $128,000 increase in general and administrative costs.

        Interest expense in the first quarter of fiscal 2007 increased to $347,000, or $207,000 above the last year’s first quarter of $140,000, primarily the result of a higher level of average borrowing to finance higher sales volume and higher interest rates.

        The increase of $494,000 in earnings before income taxes for the three month period ended September 30, 2006 to $766,000 from earnings before income taxes of $272,000 in the prior fiscal comparable period was primarily due to much higher net sales and gross profit dollars, not fully offset by higher shipping, selling and administrative expenses, and interest expense, as discussed above. For the three-month period ended September 30, 2006, the Company had an effective tax rate of 39.6 % compared to 46.3 % in the first three month period of the prior year, primarily the result of a higher state and local tax rate during the first quarter of fiscal 2006. Net earnings increased $317,000 to $463,000 for the three-month period ended September 30, 2006 from $146,000 in the prior comparable period.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the Company’s fourth quarter of 2007.

Management is currently evaluating the impact of adopting SAB No. 108, if any, on the Company’s financial statements.

        September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 158 to have a material impact on the consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No.158 requires an employer to recognize the over-funded or under-funded status of defined benefit and retiree medical plans as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which they occur. Based on a preliminary evaluation, the Company does not expect the adoption of SFAS No. 158 to have a material impact on the consolidated financial statements.

        On July 13, 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

SEASONALITY

        The Company’s business is subject to substantial seasonal variations. In that regard, our net sales and net earnings generally have been higher during the period from June to November (which includes our first fiscal quarter and a portion of our second and fourth fiscal quarters) coinciding with sales to our customers for back-to-school and holiday shopping, while net sales and net earnings for the other months of our fiscal year are typically lower due, in part, to the traditional slowdown by our customers immediately following the winter holiday season. Accordingly, any significant decrease in back-to-school and winter holiday shopping could have a material adverse effect on our financial condition and results of operations. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of shipments to customers and economic conditions. The Company believes this is the general pattern associated with its sales to the retail industry and expects this pattern will continue in the future. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.

FORWARD-LOOKING STATEMENTS

        This Form 10-Q may contain forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual performance and results may vary as a result of a number of risks, uncertainties and other factors, both foreseen and unforeseen, including general economic and business conditions, competition in the accessories and apparel markets, continuing favorable sales patterns, pricing and consumer buying trends. Additional uncertainty exists for the potential negative impact that Severe Acute Respiratory Syndrome (SARS) may have on our business, as it relates to our production in the Far East and other countries in which we operate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

        There have been no material changes in the information set forth under the caption “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 4.	Controls and Procedures.

        At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the Company’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 6.	Exhibits.

Exhibit No.	Description

31(a)	Rule 13a-14(a) Certification of Robert Chestnov, President and Chief Executive Officer of the Company.

31(b)	Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.

32	Certification Pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACLYN, INC. (Registrant)

November 14, 2006	/s/ Allan Ginsburg Allan Ginsburg Chairman of the Board

November 14, 2006	/s/ Anthony Christon Anthony Christon Vice President Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31(a)	Rule 13a-14(a) Certification of Robert Chestnov, President and Chief Executive Officer of the Company.

31(b)	Rule 13a-14(a) Certification of Anthony Christon, Principal Financial Officer of the Company.

32	Certification Pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.