Form 10-Q
period 2006-12-31
JACLYN INC
filed 2007-02-14
CIK 52969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                             -----------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ending December 31, 2006

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from__________ to__________


                          Commission File Number 1-5354


                                  Jaclyn, Inc.
             (Exact name of registrant as specified in its charter)


                  Delaware                               22-1432053
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                Identification Number)


     635 59th Street, West New York, New Jersey             07093
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        Title of Class                    Shares Outstanding on February 1, 2007
-----------------------------             --------------------------------------
Common Stock, $1.00 par value                         2,484,671

                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                 December 31,     June 30,
                                                     2006           2006
                                                 ------------   ------------
                                                  (Unaudited)   (See below)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                        $        383   $        932
Accounts receivable, net                               25,765         25,071
Inventory                                              10,146          7,180
Prepaid expenses and other current assets               3,489          3,862
                                                 ------------   ------------
TOTAL CURRENT ASSETS                                   39,783         37,045
                                                 ------------   ------------
PROPERTY PLANT AND EQUIPMENT, NET                       3,806          1,030
GOODWILL                                                3,338          3,338
OTHER ASSETS                                              488            289
                                                 ------------   ------------
TOTAL ASSETS                                     $     47,415   $     41,702
                                                 ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - bank                             $      9,380   $     10,185
Accounts payable                                        6,489          4,547
Other current liabilities                               7,410          5,360
                                                 ------------   ------------
TOTAL CURRENT LIABILITIES                              23,279         20,092
                                                 ------------   ------------
MORTGAGE PAYABLE                                        2,476          2,563

MINORITY INTEREST                                         479             --

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock                                            3,369          3,369
Additional paid-in capital                              9,559          9,563
Retained earnings                                      14,474         12,295
                                                 ------------   ------------
                                                       27,402         25,227
Less:  Common shares in treasury at cost                6,221          6,180
                                                 ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                             21,181         19,047
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     47,415   $     41,702
                                                 ============   ============

The June 30, 2006 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.


                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)

                                                               Three Months ended             Six Months ended
                                                                   December 31,                  December 31,
                                                               2006           2005           2006           2005
                                                           ------------   ------------   ------------   ------------
Net sales                                                  $     47,584   $     35,514   $     88,208   $     64,762
Cost of goods sold                                               35,724         25,996         67,845         48,623
                                                           ------------   ------------   ------------   ------------
Gross profit                                                     11,860          9,518         20,363         16,139
                                                           ------------   ------------   ------------   ------------

Shipping, selling and administrative expenses                     8,649          7,592         16,039         13,801
Interest expense                                                    369            237            716            377
                                                           ------------   ------------   ------------   ------------
                                                                  9,018          7,829         16,755         14,178
                                                           ------------   ------------   ------------   ------------
Earnings before income taxes                                      2,842          1,689          3,608          1,961
Provision for income taxes                                        1,126            758          1,429            884
                                                           ------------   ------------   ------------   ------------
Net earnings                                               $      1,716   $        931   $      2,179   $      1,077
                                                           ============   ============   ============   ============
Net earnings per common share - basic                      $        .69   $        .38   $        .88   $        .43
                                                           ============   ============   ============   ============
Weighted average number of shares outstanding - basic         2,478,000      2,472,000      2,481,000      2,513,000
                                                           ============   ============   ============   ============
Net earnings per common share - diluted                    $        .68   $        .37   $        .86   $        .42
                                                           ============   ============   ============   ============
Weighted average number of shares outstanding - diluted       2,541,000      2,550,000      2,544,000      2,594,000
                                                           ============   ============   ============   ============

       See notes to condensed consolidated unaudited financial statements.


                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                Six Months Ended
                                                                                  December 31,
                                                                              2006           2005
                                                                          ------------   ------------
  Cash Flows From Operating Activities:
  Net Earnings                                                            $      2,179   $      1,077
  Adjustments to reconcile net earnings to net cash provided by (used
     in) operating activities:

  Depreciation and amortization                                                    214            171
  Changes in assets and liabilities:
     Increase in accounts receivable, net                                         (694)        (3,191)
     Increase in inventory                                                      (2,966)        (5,450)
     Decrease in prepaid expense and other assets                                  169            637
     Increase in accounts payable and other current liabilities                  3,986          3,988
                                                                          ------------   ------------
  Net cash provided by (used in) operating activities                            2,888         (2,768)
                                                                          ------------   ------------
  Cash Flows From Investing Activities:
     Purchase of property and equipment                                            (85)           (67)
     Investment in leased building                                              (2,421)            --
                                                                          ------------   ------------
  Net cash used in investing activities                                         (2,506)           (67)
                                                                          ------------   ------------

  Cash Flows From Financing Activities:
     Net (decrease) increase in loans payable - bank                              (805)         3,485
     Payment of long-term debt                                                     (81)           (70)
     Repurchase of common stock                                                    (55)          (951)
     Exercise of stock options                                                      10             98
                                                                          ------------   ------------
Net cash (used in) provided by financing activities                               (931)         2,558
                                                                          ------------   ------------
Net decrease in Cash and Cash Equivalents                                         (549)          (277)
Cash and Cash Equivalents, beginning of period                                     932            893
                                                                          ------------   ------------
Cash and Cash Equivalents, end of period                                  $        383   $        616
                                                                          ------------   ------------
Supplemental Information:
  Interest paid                                                           $        687   $        322
                                                                          ------------   ------------
  Taxes paid                                                              $        642   $        280
                                                                          ------------   ------------
  Minority Interest                                                       $        479   $         --
                                                                          ------------   ------------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                         UNAUDITED FINANCIAL STATEMENTS

1.       Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed consolidated balance sheet as of December 31, 2006, the condensed consolidated statements of earnings and cash flows for the three and six-month periods ended December 31, 2006 and 2005, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2006 Annual Report to Stockholders for the year ended June 30, 2006. The results of operations for the period ended December 31, 2006 are not necessarily indicative of operating results for the full fiscal year.

         Consolidation of Variable Interest Entity - On August 22, 2006, the Company entered into a lease agreement for a new corporate office building, and plans to relocate the Company's executive offices from West New York, New Jersey to Maywood, New Jersey during fiscal 2007. The lease has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index.

         The lessor, 195 Spring Valley Associates, LLC, (the "Lessor"), purchased the corporate office building at a closing which also took place in August 2006. The Company provided the Lessor with $2,200,000 in mortgage financing, secured by a first priority mortgage in favor of the Company on the land, office building, and other customary rights of the mortgagor. The Company placed a deposit with the Lessor in the amount of $200,000 in connection with the option to purchase the property.

         For accounting purposes, the Company determined that the Lessor is a variable interest entity and the Company is its primary beneficiary as defined by FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). Accordingly, the financial statements of the Lessor have been consolidated with those of the Company.

         The effect of the Company's consolidation of the Lessor is that the lease transaction is treated as a financing, and the lease obligation, mortgage notes and deposits have been eliminated in consolidation. The cost of the building, approximately $2,900,000, and the unamortized capital of the equity owners of the Lessor (minority interest), approximately $500,000, are reflected in the December 31, 2006 Condensed Consolidated Balance Sheet. There was no significant impact to net earnings.

2.       Stock-Based Compensation:
         -------------------------

         The Company recognizes stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123(R)"), as interpreted by SEC Staff Accounting Bulletin No. 107. Stock options granted by the Company generally vest upon grant.

         The Company maintains two stockholder-approved Stock Option Plans for key employees and consultants of the Company, and has terminated, effective November 29, 2005, its 1996 Non-Employee Director Stock Option Plan (the "1996 Plan"). While no further options are being granted under the 1996 Plan, it remains in effect for options outstanding.

         The 1990 Stock Option Plan of the Company, as amended (the "1990 Plan"), provided for the grant of an aggregate of 500,000 shares of Common Stock. Options may no longer be granted under the 1990 Plan, although at December 31, 2006 the 1990 Plan also remains in effect for options outstanding.

         The Company's 2000 Stock Option Plan, as amended (the "2000 Plan"), initially provided for the grant of options to purchase up to 300,000 shares of Common Stock. It was amended during fiscal 2004 to increase the number of shares of Common Stock for which options may be granted by an additional 250,000 shares, to a total of 550,000 shares. At December 31, 2006, 205,000 shares were available for future grants under the 2000 Plan, under which incentive and non-statutory stock options may be granted to key executives, consultants, directors and other key employees. Stock options may not be granted at less than the fair market value at the date of grant or 110% of the fair market value for individuals who own or are deemed to own more than 10% of the combined voting power of all classes of stock of the Company. Stock options generally vest immediately and generally are granted for a ten-year term.

         The Company did not grant any stock options during the first six months of fiscal 2007 or fiscal 2006.

3.       Earnings Per Share:
         -------------------

         The Company's calculation of Basic and Diluted Net Earnings Per Common Share follows (in thousands, except share amounts):


                                                 Three Months Ended         Six Months Ended
                                                    December 31,              December 31,
                                                 2006         2005         2006         2005
                                              ----------   ----------   ----------   ----------
Basic Net Earnings Per Common Share:
Net Earnings                                  $    1,716   $      931   $    2,179   $    1,077
                                              -------------------------------------------------
Basic Weighted Average Shares Outstanding      2,478,000    2,472,000    2,481,000    2,513,000
                                              -------------------------------------------------
Basic Net Earnings Per Common Share           $      .69   $      .38   $      .88   $      .43
                                              -------------------------------------------------


                                                 Three Months Ended         Six Months Ended
                                                    December 31,              December 31,
                                                 2006         2005         2006         2005
                                              ----------   ----------   ----------   ----------
Diluted Net Earnings Per Common Share:
Net Earnings                                  $    1,716   $      931   $    2,179   $    1,077
                                              -------------------------------------------------
Basic Weighted Average Shares Outstanding      2,478,000    2,472,000    2,481,000    2,513,000
Add: Dilutive Options                             63,000       78,000       63,000       81,000
                                              -------------------------------------------------
Diluted Weighted Average Shares Outstanding    2,541,000    2,550,000    2,544,000    2,594,000
                                              -------------------------------------------------
Diluted Net Earnings Per Common Share         $      .68   $      .37   $      .86   $      .42
                                              -------------------------------------------------

         There were no options to purchase shares of the Company's Common Stock at December 31, 2006 or December 31, 2005 that were anti-dilutive. At December 31, 2006, there were 156,000 remaining options which can be exercised.

3.       Inventories:
         -----------

         Inventories consist of the following components (in thousands):

                                                  December 30, 2006           June 30, 2006
                                              -----------------------   -----------------------
Raw materials                                 $                    13   $                   692
Work in process                                                    --                        49

Finished Goods                                                 10,133                     6,439
                                              -----------------------   -----------------------
                                              $                10,146   $                 7,180
                                              -----------------------   -----------------------

4.       Repurchase of Common Stock:
         ---------------------------

         The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. On September 27, 2006 the Board of Directors authorized an increase in the Company's Common Stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. For the three and six-month periods ended December 31, 2006, the Company purchased 6,548 shares of its Common Stock in connection with this repurchase program at a cost of approximately $55,000. As of December 31, 2006, the Company has purchased a total of 309,169 shares of its Common Stock at a cost of approximately $1,517,000 in connection with the repurchase program.

5.       Financing Agreements:
         ---------------------

         In September 2006, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2008, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of December 31, 2006. As of December 31, 2006, borrowing on the short-term line of credit was $9,380,000, and at that date the Company had $13,808,000 of additional availability (based on the borrowing formula) under the credit facility. At December 31, 2006 the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $11,413,000. Borrowing during the quarter was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at December 31, 2006 was 8.25%.

         In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of December 31, 2006 is approximately $2,647,000.

6.       Contractual Obligations and Commercial Commitments:
         ---------------------------------------------------

         The Company leases office facilities under non-cancelable operating leases that expire in various years through the year ended June 30, 2011.

         Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:


                          Year Ended         Office and Showroom
                           June 30,             Facilities
                           --------             ----------
                             2007                $493,000
                             2008                 932,000
                             2009                 680,000
                             2010                 196,000
                             2011                  41,000


         The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which expire in various years through 2008. Aggregate minimum royalty commitments by fiscal year are as follows:

                          Year Ended              Minimum
                           June 30,          Royalty Commitments
                           --------          -------------------
                             2007                $102,000

                             2008                 119,000

         From time to time, the Company and its subsidiaries may become a party to legal proceedings, which arise in the normal course of business. At December 31, 2006, there were no material pending legal proceedings to which the Company was a party.

         The Company has not provided any financial guarantees as of December 31, 2006.

7.       Retirement Plan:
         ---------------

         The Company had a trusteed, defined-benefit pension plan, covering certain of its salaried and hourly employees, which was terminated effective January 31, 2006. The pension plan had provided for pension benefits that were based on a fixed amount of compensation per year of service, career average pay or on the employee's compensation during a specified number of years before retirement. In December 2006, the Company received a favorable determination letter that permits the Company to begin to calculate and to make a final settlement distribution to the pension plan participants. The final settlement distribution will be made sometime during the second half of the Company's 2007 fiscal year. At the time of the settlement distribution, the Company will be required to record a charge to earnings before income taxes of approximately $3,091,000, consisting of a non-cash charge of approximately $2,187,000 of non-cash, prepaid pension costs, plus a final cash contribution to fully fund the pension plan totaling approximately $904,000.

        Pension expenses includes the following components:

                                                  Three Month Period Ended       Six Month Period Ended
                                                         December 31,                  December 31,
                                                     2006           2005           2006           2005
                                                 ------------   ------------   ------------   ------------
COMPONENTS OF NET PERIODIC BENEFIT
COST:
    Service cost                                 $         --   $    137,747   $         --   $    268,494
    Interest cost                                      85,800         82,214        171,600        164,029
    Expected return on assets                         (83,135)       (79,203)      (166,270)      (158,406)
    Amortization of prior service cost                     --             12             --             24
    Amortization of actuarial loss                     41,835         61,629         83,670        123,258
                                                 ---------------------------------------------------------
    Net periodic cost                            $     44,500   $    202,399   $     89,000   $    397,399
                                                 =========================================================

         As of December 31, 2006, no contribution has been made. However, the Company anticipates making this contribution (approximately $904,000) during the second half of fiscal 2007.


Recently Issued Accounting Standards:

         In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the Company's fourth quarter of 2007. The Company is currently evaluating the impact of adopting SAB No. 108, if any, on its consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No.158 requires an employer to recognize the over-funded or under-funded status of defined benefit and retiree medical plans as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which they occur. Based on a preliminary evaluation, the Company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated financial statements.

         In July 2006, FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard, if any, on its consolidated financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

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

Critical Accounting Policies and Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically evaluated for continued reasonableness, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2006, which we filed with the Securities and Exchange Commission on September 28, 2006.

Liquidity and Capital Resources

         The Company's cash and cash equivalents decreased $549,000 during the six-month period ended December 31, 2006 to $383,000 from $932,000 at June 30, 2006.

         Net cash provided by operating activities totaled $2,888,000, primarily from an increase in accounts payable and other current liabilities of $3,986,000, and net earnings totaling $2,179,000, offset by an increase in inventory levels totaling $2,966,000 to meet anticipated third quarter shipping requirements, and an increase in accounts receivable totaling $694,000.

         Funds used in financing activities of $931,000 were mostly the result of a net decrease totaling $805,000 in borrowing under the Company's bank line of credit, the payment of long-term debt totaling $81,000, and $55,000 used to repurchase 6,548 shares of the Company's Common Stock.

         Net cash used in investing activities of $2,506,000 primarily reflects the $2,200,000 mortgage receivable and $200,000 option deposit given with respect to the new executive office building, and other property and equipment purchases totaling $85,000.

         In September 2006, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2008, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of December 31, 2006. As of December 31, 2006, borrowing on the short-term line of credit was $9,380,000, and at that date the Company had $13,808,000 of additional availability (based on the borrowing formula) under the credit facility. At December 31, 2006 the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $11,413,000. Borrowing during the quarter was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at December 31, 2006 was 8.25%.

         In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2007 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of December 31, 2006 is approximately $2,647,000.

         As previously announced, the Company entered into an Option Contract of Sale dated as of September 7, 2005, as amended, relating to the sale of the Company's executive offices and warehouse facility, as well as two adjacent lots, located in West New York, New Jersey. The proposed purchase price is $8,800,000, subject to an increase based on additional factors. The substantial portion of the purchase price is payable at closing. The proposed transaction is subject to a number of contingencies and conditions, including certain governmental approvals, the optionee's receipt of a mortgage commitment, the completion of environmental testing and compliance, and other contingencies and conditions.

         The Company had a trusteed, defined-benefit pension plan, covering certain of its salaried and hourly employees, which was terminated effective January 31, 2006. The pension plan had provided for pension benefits that were based on a fixed amount of compensation per year of service, career average pay or on the employee's compensation during a specified number of years before retirement. In December 2006, the Company received a favorable determination letter that permits the Company to begin to calculate and to make a final settlement distribution to the pension plan participants. The final settlement distribution will be made sometime during the second half of the Company's 2007 fiscal year. At the time of settlement, the Company will be required to record a charge to earnings before income taxes of approximately $3,091,000, consisting of a final cash payment of approximately $904,000 to fully fund the pension plan, and a non-cash charge of approximately $2,187,000 consisting of prepaid pension costs. Beginning in fiscal 2007, the Company established a new 401(k) benefit plan for certain of its salaried and hourly employees which is expected to have a lower employee benefit cost than the terminated pension plan.

         The Company believes that funds provided by operations, existing working capital, and the Company's bank line of credit and mortgage financing will be sufficient to meet anticipated working capital needs for the next twelve months.

         There were no material commitments for capital expenditures at December 31, 2006.

         The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. On September 27, 2006 the Board of Directors authorized an increase in the Company's Common Stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. For the three and six-month periods ended December 31, 2006, the Company purchased 6,548 shares of its Common Stock under this repurchase program. As of December 31, 2006, the Company purchased a total of 309,169 shares of its Common Stock at a cost of approximately $1,517,000 in connection with the repurchase program.

Contractual Obligations and Commercial Commitments

         To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 31, 2006:

                     * * * * Payments Due by Period * * * *


Contractual Obligations                           Less than 1                                  More than
                                      Total           Year       1-3 Years       3-5 Years      5 Years
                                  ------------   ------------   ------------   ------------   ------------
Notes Payable                     $  9,380,000   $  9,380,000   $         --   $         --   $         --

Mortgage Payable                     2,647,000        171,000        322,000        366,000      1,788,000

Royalties                              221,000        102,000        119,000             --

Operating Leases                     2,342,000        493,000      1,808,000         41,000             --
                                  ------------------------------------------------------------------------

Total Contractual Obligations     $ 14,590,000   $ 10,146,000   $  2,249,000   $    407,000   $  1,788,000
                                  ------------------------------------------------------------------------

Other Commercial Commitments         Total        Less than                                    More than
                                  Commitments       1 Year       1-3 Years       3-5 Years      5 Years
                                  ------------   ------------   ------------   ------------   ------------
Letters of Credit                 $ 11,413,000   $ 11,413,000             --             --             --
                                  ------------   ------------

Total Commercial Commitments      $ 11,413,000   $ 11,413,000             --             --             --
                                  ------------   ------------

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

         On August 22, 2006, the Company entered into a lease agreement for a new corporate office building, and plans to relocate the Company's executive offices from West New York, NJ to Maywood, New Jersey during fiscal 2007. The lease has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index. The lessor, 195 Spring Valley Associates, LLC, (the "Lessor"), purchased the corporate office building at a closing, which also took place in August 2006. The Company provided the Lessor with $2,200,000 in mortgage financing, secured by a first priority mortgage in favor of the Company on the land, office building, and other customary rights of the mortgagor. The Company placed a deposit with the Lessor in the amount of $200,000 in connection with the option to purchase the property. For accounting purposes, the Company determined that the Lessor is a variable interest entity and the Company is its primary beneficiary as defined by FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). Accordingly, the financial statements of the Lessor were consolidated with those of the Company.


RESULTS OF OPERATIONS

         Net sales were $47,584,000 and $88,208,000 during the three and six-month periods ended December 31, 2006, compared to $35,514,000 and $64,762,000 in the same three and six-month periods during fiscal 2006. For the three and six-month periods ended December 31, 2006, the Handbag category net sales were higher by 48% and 49.3%, respectively, while net sales in the Apparel category rose 29% and 30.1%, respectively, in each case compared to last year's three and six-month period net sales. Overall lower gross profit margins in the three and six-month periods did not offset the increase in net sales and resulted in improved gross profit dollar contributions in both periods ended December 31, 2006, compared to last year's comparable periods.

         Sales by category were as follows:

         Net sales for the Apparel category were $33,848,000 for the three-month period ended December 31, 2006, or $7,615,000 higher than the prior fiscal comparable three month period. This 29% increase was primarily due to a 46.4% increase in our children's apparel division, due to expanded programs with one customer as a result of recent strong performance of our product offerings at retail, and additional business from our "Messages from the Heart" license, as well as a 15.3% increase in net sales in the women's sleepwear division due to additional business with a new customer.

         For the six-month period ended December 31, 2006, net sales for the Apparel category were $57,621,000, or 30.1% higher than the prior fiscal year's same period due to increases in our children's apparel and women's sleepwear businesses for the same reasons described above.

         Net sales totaling $13,736,000 for the Handbags category in the second quarter of fiscal 2007 represented a 48% increase compared to $9,281,000 in net sales for the same quarter in fiscal 2006. The second quarter net sales increase primarily reflected higher sales in the premium incentive business (up 65.1%) due to expanded programs for one of its significant customers. In addition, net sales were 14.2% higher in the handbag business for the second quarter versus last year's second quarter due to additional floor space given to our product line by a significant customer which resulted from a good prior season sell-through, in addition to a promotional item sold to that customer.

         For the six-month period ended December 31, 2006, net sales for the Handbags category were $30,587,000, an improvement of $10,105,000, or 49.3% over the prior comparable six-month period. About 53% of the net sales dollar increase relates to increased premium incentive business for the reasons given above.

         Gross margins were 24.9% and 23.1% in the three-month and six-month periods ended December 31, 2006, compared to 26.8% and 24.9% in the comparable periods ended December 31, 2005. Gross margins by category were as follows:

         Gross margin for the Apparel category decreased to 27.4% in the three-month period ended December 31, 2006 from 30.9% in the second quarter of fiscal 2006. The 3.5 percentage point decrease was primarily the result of lower margins in the women's sleepwear division margins attributable to product mix. For the six-month period ended December 31, 2006, gross margin for the Apparel category decreased to 26.9% from 29.1% in the prior comparable period primarily for the same reason.

         Gross margin for the Handbags category in the second quarter of fiscal 2007 improved to 18.7% from 15.1% in the second quarter of fiscal 2006. This increase was mainly due to somewhat higher premium incentive business margins attributable to several new programs, as well as higher handbag margins due to product mix. For the six-month period ended December 31, 2006, the Handbags category increased slightly to 15.9% (from 15.8% in the prior comparable period) attributable to a 1.4 percentage point increase in handbag business margins due to product mix, not offset by slightly lower premium incentive business gross margins.

         As a percentage of net sales, shipping, selling and administrative expenses decreased to 18.2% for the three-month period ended December 31, 2006 from 21.4% for the three-month period ended December 31, 2005. However, shipping, selling and administrative expenses increased by $1,035,000 in the second quarter of fiscal 2007 compared to the prior year comparable period, mainly due to higher sales commission costs totaling $478,000 relating to increased sales volume in this year's second fiscal quarter, higher royalty expense totaling $25,000 related to an increase in licensed product sales in this fiscal quarter, and certain minimum royalty commitments which were not met and had to be expensed. In addition, the Company experienced higher product development costs of $278,000 for both the children's apparel and premium business relating to potential additional future business, and a $304,000 increase in general and administrative costs, principally due to higher compensation costs, not completely offset by lower shipping and warehousing expense totaling $33,000 relating mostly to utilizing lower cost outside distribution providers. Shipping, selling and administrative expenses for the six-month period ended December 31, 2006 also decreased as a percentage of net sales (18.2% of net sales compared with 21.3% of net sales in the same period in fiscal 2006, but were $16,017,000 for the period, or $2,216,000 higher than the same six-month period in the prior fiscal same quarter, which totaled $13,801,000. The increase was primarily attributable to higher sales commissions totaling $881,000 relating to the higher sales volume, higher product development costs of $522,000 to support the increase in sales and costs relating to potential future business, a $432,000 increase in general and administrative costs for higher compensation related expenses, increased royalty expense totaling $223,000 for certain minimum royalty commitments which were not met and had to be expensed, and increased shipping and warehouse costs totaling $169,000 related to the higher level of sales volume in this year's first six month period ended December 31, 2006 compared to the same six months last year.

         Interest expense of $369,000 in the second quarter of fiscal 2007 compares to $237,000 in the prior comparable quarter. For the six-month period ended December 31, 2006, interest expense totaled $716,000 versus $377,000. Both increases are primarily the result of a higher level of average borrowing to finance higher sales volume, as well as about a one percent average borrowing cost increase in the current periods.

         The increase in earnings before income taxes of $1,153,000 and $1,647,000 for the three and six-month periods ended December 31, 2006, respectively, compared to fiscal 2005 fiscal second quarter and six-month periods was primarily due to much higher net sales and gross profit dollars, not fully offset by higher shipping, selling and administrative expenses, and interest expense, as discussed above.

         For the six-month period ended December 31, 2006, the Company's lower effective tax rate of 39.6% compared to 45.1 % in the first six-month period of the prior year, is primarily attributable to the impact on the effective tax rate of the expected 2007 fiscal year earnings, excluding the settlement of the pension plan referred to above. The Company expects the effective rate for the full year to increase significantly due primarily to the effect of the pension settlement and resulting earnings charge discussed above, and the Company's inability to utilize certain net operating loss carry-forwards and other tax benefits.

         Net earnings increased $785,000 and $1,102,000 for the three and six-month periods ended December 31, 2006, respectively, from the prior comparable periods. The Company expects, however, that the combination of the charge to earnings relating to the pension settlement in the second half of fiscal 2007, and the resulting increase in income taxes will have a material adverse effect on the Company's net earnings for the 2007 full fiscal year.


RECENTLY ISSUED ACCOUNTING STANDARDS

         In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the Company's fourth quarter of 2007. The Company is currently evaluating the impact of adopting SAB No. 108, if any, on its consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS No.158 requires an employer to recognize the over-funded or under-funded status of defined benefit and retiree medical plans as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which they occur. Based on a preliminary evaluation, the Company does not expect the adoption of SFAS No. 158 to have a material impact on its consolidated financial statements.

         In July 2006, FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard, if any, on its consolidated financial statements.

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

Item 4.  Controls and Procedures.

         At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         (a) During the three-month period ended December 31, 2006, the Company issued 2,000 shares of its common stock, $1.00 par value per share ("Common Stock"), upon the exercise of stock options previously granted under a stockholder approval stock option plan of the Company. The Company received $10,250 in cash from the individual exercising the options (the "Optionee") in payment of the exercise price for the issued shares.

         The Company is relying on an exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), in connection with the issuance of the shares of Common Stock. The Optionee has represented, warranted and agreed, among other things, that the shares of Common Stock issued upon the exercise of the applicable options have been acquired for his own account, for investment only and not with a view to the resale or distribution thereof; and understands that the shares of Common Stock must be held indefinitely unless the sale or other transfer thereof is subsequently registered under the Securities Act or an exemption from such registration is available at that time. The Optionee has also represented that he has knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of his investment in the shares of Common Stock;

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

         (b)      Not Applicable.

         (c)      Issuer Purchases of Equity Securities.

         The following sets forth certain information with respect to purchases by the Company of shares of Common Stock during the three months ended December 31, 2006:

                                                                                         Maximum Number
                                                                    Total Number of      of Shares that
                                                                   Shares Purchased as      May Yet Be
                                  Total            Average          Part Of Publicly     Purchased Under
    Period                  Number of Shares     Price Paid        Announced Plans Or     the Plans or
                                Purchased         per Share            Programs(1)          Programs
                          -------------------------------------------------------------------------------
October 1, 2006-
October 31, 2006                  6,540              $8.35               6,540              165,839

November 1, 2006-
November 30, 2006                    --                 --                  --              165,839

December 1, 2006-
December 31, 2006                     8              $9.45                   8              165,831
                          -------------------------------------------------------------------------------
        Total                     6,548              $8.46               6,548              165,831

(1) In December 2002, the Company publicly announced that the Board of Directors authorized the repurchase of up to 350,000 shares of Common Stock. On September 27, 2006 the Board of Directors authorized an increase in the Company's Common Stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 4 of the Notes to Consolidated Unaudited Financial Statements on page 8 of this Form 10-Q for additional information about repurchases of shares of Common Stock.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The 2006 Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on November 29, 2006.

         (b)      See item 4 (c)(i) below.

         (c)      The following matters were voted on at the Annual Meeting:

         (i) The election of nine directors to serve until the next annual meeting of stockholders and the election and qualification of their respective successors:

                                  Votes For         Authority to
         Name of Director         Election         Vote Withheld
         ----------------         ----------       -------------

         Abe Ginsburg             1,850,420            198,982

         Allan Ginsburg           1,850,420            198,982

         Robert Chestnov          1,847,020            202,382

         Howard Ginsburg          1,852,172            197,230

         Martin Brody             1,844,183            205,219

         Richard Chestnov         1,870,307            179,095

         Albert Safer             2,033,621             15,781

         Norman Axelrod           2,034,907             14,495

         Harold Schechter         2,033,155             16,247

         (ii) The ratification of the appointment of Deloitte & Touche LLP as independent accountants of the Company.


     Votes For:  2,041,549    Votes Against:  6,650    Abstentions:  1,203


         There were no broker non-votes as to any matter voted upon at the Annual Meeting.


Item 6.  Exhibits.

Exhibit No.       Description
-----------       -----------

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


                                       JACLYN, INC.
                                       ------------
                                       (Registrant)


February 14, 2007                      /s/ ALLAN GINSBURG
                                       -----------------------------------------
                                       Allan Ginsburg
                                       Chairman of the Board


February 14, 2007                      /s/ ANTHONY CHRISTON
                                       -----------------------------------------
                                       Anthony Christon
                                       Vice President
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