Form 10-Q
period 2007-03-31
JACLYN INC
filed 2007-05-15
CIK 52969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

                             -----------------------
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ending March 31, 2007

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from__________ to__________


                          Commission File Number 1-5354


                                  Jaclyn, Inc.
             (Exact name of registrant as specified in its charter)


             Delaware                                     22-1432053
    (State or other jurisdiction                        (IRS Employer
  of incorporation or organization)                  Identification Number)


  635 59th Street, West New York, New Jersey                   07093
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Title of Class                  Shares Outstanding on May 1, 2007
   -----------------------------           ---------------------------------
   Common Stock, $1.00 par value                       2,451,114


                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                        March 31,        June 30,
                                                          2007            2006
                                                      ------------    ------------
                                                      (Unaudited)      (See below)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                             $        395    $        932
Accounts receivable, net                                    23,451          25,071
Inventory                                                    6,128           7,180
Prepaid expenses and other current assets                    1,132           3,862
                                                      ------------    ------------
TOTAL CURRENT ASSETS                                        31,106          37,045
                                                      ------------    ------------
PROPERTY PLANT AND EQUIPMENT, NET                            3,377             673
ASSETS HELD FOR SALE                                           357             357
GOODWILL                                                     3,338           3,338
OTHER ASSETS                                                   654             289
                                                      ------------    ------------
TOTAL ASSETS                                          $     38,832     $    41,702
                                                      ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - bank                                  $      6,765    $     10,185
Accounts payable                                             2,805           4,547
Other current liabilities                                    6,649           5,360
                                                      ------------    ------------
TOTAL CURRENT LIABILITIES                                   16,219          20,092
                                                      ------------    ------------
MORTGAGE PAYABLE                                             2,432           2,563

MINORITY INTEREST                                              464              --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock                                                 3,369           3,369
Additional paid-in capital                                   9,471           9,563
Retained earnings                                           12,987          12,295
                                                      ------------    ------------
                                                            25,827          25,227
Less:  Common shares in treasury at cost                     6,110           6,180
                                                      ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                  19,717          19,047
                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $     38,832    $     41,702
                                                      ============    ============

The June 30, 2006 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.


                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)

                                                                Three Months ended March 31,   Nine Months ended March 31,
                                                                ---------------------------    ---------------------------
                                                                    2007           2006            2007           2006
                                                                ------------   ------------    ------------   ------------
Net sales                                                       $     34,705   $     27,939    $    122,913   $     92,701
Cost of goods sold                                                    25,851         21,386          93,696         70,009
                                                                ------------   ------------    ------------   ------------
Gross profit                                                           8,854          6,553          29,217         22,692
                                                                ------------   ------------    ------------   ------------

Shipping, selling and administrative expenses                          7,595          6,517          23,634         20,318
Pension plan settlement                                                3,089             --           3,089             --
Interest expense                                                         195            126             911            503
                                                                ------------   ------------    ------------   ------------
                                                                      10,879          6,643          27,634         20,821
                                                                ------------   ------------    ------------   ------------
(Loss) earnings before income taxes                                   (2,025)           (90)          1,583          1,871
(Benefit) provision for income taxes                                    (538)           (68)            891            816
                                                                ------------   ------------    ------------   ------------
Net (loss) earnings                                             $     (1,487)  $        (22)   $        692   $      1,055
                                                                ============   ============    ============   ============
Net (loss) earnings per common share - basic                    $       (.60)  $       (.01)   $        .28   $        .42
                                                                ============   ============    ============   ============
Weighted average number of shares outstanding - basic              2,491,000      2,455,000       2,484,000      2,484,000
                                                                ============   ============    ============   ============
Net (loss) earnings per common share - diluted                  $       (.60)  $       (.01)   $        .27   $        .41
                                                                ============   ============    ============   ============
Weighted average number of shares outstanding - diluted            2,491,000      2,455,000       2,541,000      2,557,000
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


                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                     Nine Months Ended
                                                                                        March 31,
                                                                               ----------------------------
                                                                                   2007            2006
                                                                               ------------    ------------
  Cash Flows From Operating Activities:
  Net Earnings                                                                 $        692    $      1,055
  Adjustments to reconcile net earnings to net cash provided by operating activities:

  Pension plan settlement - non-cash portion                                          2,188              --
  Depreciation and amortization                                                         329             257
  Changes in assets and liabilities:
     Decrease in accounts receivable, net                                             1,620           5,342
     Decrease (increase) in inventory                                                 1,052            (210)
     Decrease in prepaid expense and other assets                                       170             734
     (Decrease) increase in accounts payable and other current liabilities             (463)            206
                                                                               ------------    ------------
  Net cash provided by operating activities                                           5,588           7,384
                                                                               ------------    ------------

  Cash Flows From Investing Activities:
      Purchase of property and equipment                                               (126)            (83)
      Investment in leased building                                                  (2,436)             --
                                                                               ------------    ------------
  Net cash used in investing activities                                              (2,562)            (83)
                                                                               ------------    ------------

  Cash Flows From Financing Activities:
      Net decrease in loans payable - bank                                           (3,420)         (5,760)
      Payment of long-term debt                                                        (122)           (114)
      Excess tax benefit from stock options                                              17              --
      Repurchase of common stock                                                       (132)         (1,113)
      Exercise of stock options                                                          94             128
                                                                               ------------    ------------
Net cash used in financing activities                                                (3,563)         (6,859)
                                                                               ------------    ------------
Net (decrease) increase in Cash and Cash Equivalents                                   (537)            442
Cash and Cash Equivalents, beginning of period                                          932             893
                                                                               ------------    ------------
Cash and Cash Equivalents, end of period                                       $        395    $      1,335
                                                                               ------------    ------------
Supplemental Information:
   Interest paid                                                               $        925    $        515
                                                                               ------------    ------------
   Taxes paid                                                                  $        647    $        282
                                                                               ------------    ------------
   Minority Interest                                                           $        464    $         --
                                                                               ------------    ------------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                         UNAUDITED FINANCIAL STATEMENTS

1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of operations and cash flows for the three and nine-month periods ended March 31, 2007 and 2006, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2006 Annual Report to Stockholders for the year ended June 30, 2006. The results of operations for the period ended March 31, 2007 are not necessarily indicative of operating results for the full fiscal year.

         Certain items previously reported in specific captions in the accompanying financial statements have been reclassified to conform to the current period's classifications. None of the reclassifications were material.

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

         For accounting purposes, the Company determined that the Lessor is a variable interest entity and the Company is its primary beneficiary as defined by Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). Accordingly, the financial statements of the Lessor have been consolidated with those of the Company.

         The effect of the Company's consolidation of the Lessor is that the lease transaction is treated as a financing, and the lease obligation, mortgage notes and deposits have been eliminated in consolidation. The cost of the building, approximately $2,900,000, and the unamortized capital of the equity owners of the Lessor (minority interest), approximately $500,000, are reflected in the March 31, 2007 Condensed Consolidated Balance Sheet. There was no significant impact to net earnings.

Recently Issued Accounting Standards:

         In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the Company's fourth quarter of 2007. The Company is currently evaluating the impact of adopting SAB No. 108, if any, on its consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

2.       Stock-Based Compensation:
         ------------------------

         The Company recognizes stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation", as interpreted by SEC Staff Accounting Bulletin No. 107. Stock options granted by the Company generally vest upon grant.

         The Company maintains two stockholder-approved Stock Option Plans for key employees and consultants of the Company, and has terminated, effective November 29, 2005, its 1996 Non-Employee Director Stock Option Plan (the "1996 Plan"). While no further options are being granted under the 1996 Plan, it remains in effect for options outstanding.

         The 1990 Stock Option Plan of the Company, as amended (the "1990 Plan"), provided for the grant of an aggregate of 500,000 shares of Common Stock. Options may no longer be granted under the 1990 Plan, although at March 31, 2007 the 1990 Plan also remains in effect for options outstanding.

         The Company's 2000 Stock Option Plan, as amended (the "2000 Plan"), initially provided for the grant of options to purchase up to 300,000 shares of Common Stock. It was amended during fiscal 2004 to increase the number of shares of Common Stock for which options may be granted by an additional 250,000 shares, to a total of 550,000 shares. At March 31, 2007, 205,000 shares were available for future grants under the 2000 Plan, under which incentive and non-statutory stock options may be granted to key executives, consultants, directors and other key employees. Stock options may not be granted at less than the fair market value at the date of grant or 110% of the fair market value for individuals who own or are deemed to own more than 10% of the combined voting power of all classes of stock of the Company. Stock options generally vest immediately and generally are granted for a ten-year term.

         The Company did not grant any stock options during the first nine months of fiscal 2007 or fiscal 2006.

3.       Earnings Per Share:
         ------------------

         The Company's calculation of Basic and Diluted Net (Loss) Earnings Per Common Share follows (in thousands, except share amounts):


                                                     Three Months Ended               Nine Months Ended
                                                          March 31,                      March 31,
                                                 ---------------------------   ---------------------------
                                                     2007           2006           2007           2006
                                                 ------------   ------------   ------------   ------------
Basic Net Earnings Per Common Share:
Net (Loss) Earnings                              $     (1,487)  $        (22)  $        692   $      1,055
                                                 ---------------------------------------------------------
Basic Weighted Average Shares Outstanding           2,491,000      2,455,000      2,484,000      2,484,000
                                                 ---------------------------------------------------------
Basic Net (Loss) Earnings Per Common Share       $       (.60)  $       (.01)  $        .28   $        .42
                                                 ---------------------------------------------------------

                                                     Three Months Ended               Nine Months Ended
                                                          March 31,                      March 31,
                                                 ---------------------------   ---------------------------
                                                     2007           2006           2007           2006
                                                 ------------   ------------   ------------   ------------
Diluted Net Earnings Per Common Share:
Net (Loss) Earnings                              $     (1,487)  $        (22)  $        692   $      1,055
                                                 ---------------------------------------------------------
Basic Weighted Average Shares Outstanding           2,491,000      2,455,000      2,484,000      2,484,000
Add: Dilutive Options                                      --             --         57,000         73,000
                                                 ---------------------------------------------------------
Diluted Weighted Average Shares Outstanding         2,491,000      2,455,000      2,541,000      2,557,000
                                                 ---------------------------------------------------------
Diluted Net (Loss) Earnings Per Common Share     $       (.60)  $       (.01)  $        .27   $        .41
                                                 ---------------------------------------------------------

         For the three month periods ended March 31, 2007 and March 31, 2006, all options have been excluded from earnings per share calculations since, in each period, the Company incurred a loss and inclusion of the options would have been anti-dilutive. There were no options to purchase shares of the Company's Common Stock at March 31, 2007 or March 31, 2006 that were anti-dilutive. At March 31, 2007, there were outstanding options to purchase 125,000 shares of Common Stock.

3.       Inventories:
         -----------

         Inventories consist of the following components (in thousands):

                                                                 March 31, 2007    June 30, 2006
                                                                ---------------   ---------------
Raw materials                                                   $           252   $           692
Work in process                                                              --                49

Finished Goods                                                            5,876             6,439
                                                                ---------------   ---------------
                                                                $         6,128   $         7,180
                                                                ---------------   ---------------

4.       Repurchase of Common Stock:
         --------------------------

         The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. On September 27, 2006 the Board of Directors authorized an increase in the Company's Common Stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. For the three and nine-month periods ended March 31, 2007, the Company purchased 6,000 and 12,548 shares of its Common Stock, respectively, in connection with this repurchase program. As of March 31, 2007, the Company has purchased a total of 315,169 shares of its Common Stock at a cost of approximately $1,594,000 in connection with the repurchase program.

5.       Financing Agreements:
         --------------------

         In September 2006, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2008, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of March 31, 2007. As of March 31, 2007, borrowing on the short-term line of credit was $6,765,000, and at that date the Company had $12,935,000 of additional availability (based on the borrowing formula) under the credit facility. At March 31, 2007 the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $12,642,000. Borrowing during the quarter was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at March 31, 2007 was 8.25%.

         In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum through August 31, 2007, at which time the interest rate will be reset, for the period commencing September 1, 2007 through August 31, 2012, to a fixed rate based on the Amortization Annual Rate of the Federal Home Loan Bank Board of New York plus 250 basis points. The financing has a fifteen-year term and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of March 31, 2007 is approximately $2,605,000.

6.       Contractual Obligations and Commercial Commitments:
         --------------------------------------------------

         The Company leases office facilities under non-cancelable operating leases that expire in various years through the year ended June 30, 2011.

         Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:


               Year Ended       Office and Showroom
                June 30,             Facilities

                  2007            $    264,000
                  2008               1,053,000
                  2009                 804,000
                  2010                 332,000
                  2011                 176,000
               Thereafter              421,000

         The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements which expire in various years through 2008. Aggregate minimum royalty commitments by fiscal year are as follows:

                                      Minimum
               Year Ended             Royalty
                June 30,            Commitments

                  2007            $     81,000

                  2008                 119,000

         From time to time, the Company and its subsidiaries may become a party to legal proceedings, which arise in the normal course of business. At March 31, 2007, there were no material pending legal proceedings to which the Company was a party.

         The Company has not provided any financial guarantees as of March 31, 2007.

7.       Retirement Plan:
         ---------------

         The Company had a trusteed, defined-benefit pension plan, covering certain of its salaried and hourly employees, which was terminated effective January 31, 2006. The pension plan had provided for pension benefits that were based on a fixed amount of compensation per year of service, career average pay or on the employee's compensation during a specified number of years before retirement. In December 2006, the Company received a favorable determination letter that permitted the Company to begin to calculate and to make a final settlement distribution to the pension plan participants. The final settlement distribution was made on March 29, 2007. At the time of the settlement distribution, the Company recorded a charge to earnings before income taxes of approximately $3,089,000 ($2,008,000 after tax), consisting of the write-off of the unamortized pension costs of $2,188,000, plus a final cash contribution to fully fund the pension plan totaling approximately $901,000.

         Pension expenses includes the following components:

                                             Three Month Period Ended          Nine Month Period Ended
                                                      March 31,                        March 31,
                                            ---------------------------      ---------------------------
                                                2007           2006              2007           2006
                                            ------------   ------------      ------------   ------------
COMPONENTS OF NET
PERIODIC BENEFIT COST:
  Pension Settlement Cost                   $  3,089,000   $         --      $  3,089,000             --
  Service cost                                        --   $     45,214                --   $    313,708
  Interest cost                                   85,778         84,824           257,378        248,103
  Expected return on assets                      (83,135)       (81,824)         (249,405)      (240,230)
  Amortization of prior service cost                  --              4                --             28
  Amortization of actuarial loss                  41,835         48,416           125,505        171,674
                                            ------------------------------------------------------------
  Net periodic cost                         $  3,133,478   $     96,634      $  3,222,478   $    493,283
                                            ============================================================

8.       Subsequent Event:
         ----------------

On April 16, 2007 the Company announced the termination of the option contract it previously entered into relating to the sale of the Company's executive offices and warehouse facility, as well as two adjacent lots, located in West New York, New Jersey.

The option contract was subject to a number of contingencies and conditions, including receipt by the optionee of governmental approvals for the use of the Company's West New York, New Jersey properties as residential housing. The Company had previously granted to the optionee extensions of the time to obtain the approvals. However, the optionee had not received, and advised us that he did not expect to receive, the necessary approvals. Accordingly, at the optionee's request, the parties have agreed to a termination of the contract. The option contract was set to expire by its terms on May 2, 2007.

Under the option contract, the Company is entitled to retain approximately $268,000 in payments made by the optionee during the term of the option contract, including interest. This amount will be reflected in the Company's financial results for the fourth quarter of the current fiscal year.

In light of the termination of the option contract, the Company now intends to evaluate all of its alternatives with regard to its West New York headquarters, including the general marketing of the property.

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

         Our business is subject to substantial seasonal variations. In that regard, our net sales and net earnings generally have been higher during the period from June to November (which includes our first fiscal quarter and a portion of our second and fourth fiscal quarters) coinciding with sales to our customers for back-to-school and holiday shopping, while net sales and net earnings for the other months of our fiscal year are typically lower due, in part, to the traditional slowdown by our customers immediately following the winter holiday season. We expect that trend to continue during fiscal 2007. However, any significant decrease in back-to-school and winter holiday shopping could have a material adverse effect on our financial condition and results of operations. The Company believes that seasonality is consistent with the general pattern associated with sales to the retail industry. The Company's quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers and economic conditions. Accordingly, comparisons between quarters may not necessarily be meaningful, and the results for any one quarter are not necessarily indicative of future quarterly results or of full-year performance.

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

Liquidity and Capital Resources

         The Company's cash and cash equivalents decreased $537,000 during the nine-month period ended March 31, 2007 to $395,000 from $932,000 at June 30, 2006.

         Net cash provided by operating activities totaled $5,588,000, primarily from net earnings of $692,000, the write-off of unamortized pension costs relating the pension settlement ($2,188,000), a decrease in accounts receivable ($1,620,000), and a decrease in inventory ($1,052,000), offset, in part, by an increase in accounts payable and other current liabilities totaling $463,000.

         Net cash used in financing activities of $3,563,000 were mostly the result of a net decrease totaling $3,420,000 in borrowing under the Company's bank line of credit, the payment of long-term debt totaling $122,000, and approximately $132,000 used to repurchase 12,548 shares of the Company's Common Stock, offset, in part, by $94,000 in stock option proceeds.

         Net cash used in investing activities of $2,562,000 primarily reflects the $2,200,000 mortgage receivable and $200,000 option deposit given with respect to the new executive office building, and other property and equipment purchases totaling $126,000.

         In September 2006, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2008, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of March 31, 2007. As of March 31, 2007, borrowing on the short-term line of credit was $6,765,000, and at that date the Company had $12,935,000 of additional availability (based on the borrowing formula) under the credit facility. At March 31, 2007 the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $12,642,000. Borrowing during the quarter was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at March 31, 2007 was 8.25%.

         In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum through August 31, 2007, at which time the interest rate will be reset, for the period commencing September 1, 2007 through August 31, 2012, to a fixed rate based on the Amortization Annual Rate of the Federal Home Loan Bank Board of New York plus 250 basis points. The financing has a fifteen-year term and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of March 31, 2007 is approximately $2,605,000.

         As previously announced, the Company entered into an Option Contract of Sale dated as of September 7, 2005, as amended, relating to the sale of the Company's executive offices and warehouse facility, as well as two adjacent lots, located in West New York, New Jersey. The proposed purchase price was $8,800,000. On April 16, 2007 the Company announced the termination of this option contract.

         The option contract had been subject to a number of contingencies and conditions, including receipt by the optionee of governmental approvals for the use of the Company's West New York, New Jersey properties as residential housing. We had previously granted to the optionee extensions of the time to obtain the approvals. However, the optionee did not receive, and advised us that he did not expect to receive, the necessary approvals. Accordingly, at the optionee's request, the parties have agreed to a termination of the contract. The option contract was set to expire by its terms on May 2, 2007.

         Under the option contract, the Company is entitled to retain approximately $268,000 in payments made by the optionee during the term of the option contract, including interest. This amount will be reflected in the Company's financial results for the fourth quarter of the current fiscal year ending June 30, 2007.

         In light of the termination of the option contract, the Company intends to evaluate all of its alternatives with regard to its West New York headquarters, including the general marketing of the property.

         The Company had a trusteed, defined-benefit pension plan, covering certain of its salaried and hourly employees, which was terminated effective January 31, 2006. The pension plan had provided for pension benefits that were based on a fixed amount of compensation per year of service, career average pay or on the employee's compensation during a specified number of years before retirement. In December 2006, the Company received a favorable determination letter that permitted the Company to begin to calculate and to make a final settlement distribution to the pension plan participants. The final settlement distribution was made on March 29, 2007. At the time of settlement, the Company was required to record a charge to earnings before income taxes of approximately $3,089,000, consisting of a final cash payment of approximately $901,000 to fully fund the pension plan, and a non-cash charge of approximately $2,188,000 consisting of the write-off of the unamortized pension costs.

         Beginning in fiscal 2007, the Company established a new 401(k) benefit plan for certain of its salaried and hourly employees which has a lower employee benefit cost than the terminated pension plan.

         The Company believes that funds provided by operations, existing working capital, and the Company's bank line of credit and mortgage financing will be sufficient to meet anticipated working capital needs for the next twelve months.

         There were no material commitments for capital expenditures at March 31, 2007.

         The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. On September 27, 2006 the Board of Directors authorized an increase in the Company's Common Stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. For the three and nine-month periods ended March 31, 2007, the Company purchased 6,000 and 12,548 shares of its Common Stock, respectively, under this repurchase program. As of March 31, 2007, the Company purchased a total of 315,169 shares of its Common Stock at a cost of approximately $1,594,000 in connection with the repurchase program.

Contractual Obligations and Commercial Commitments

         To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of March 31, 2007:


                                                        * * * * Payments Due by Period * * * *

                                                        Less than                                    More than
Contractual Obligations                    Total         1 Year        1-3 Years      3-5 Years       5 Years
-----------------------                 ------------   ------------   ------------   ------------   ------------
Notes Payable                          $  6,765,000   $  6,765,000   $         --   $         --   $         --

Mortgage Payable                          2,605,000        173,000        322,000        366,000      1,744,000

Royalties                                   200,000         81,000        119,000             --

Operating Leases                          3,050,000        264,000      2,189,000        176,000        421,000
                                       ------------------------------------------------------------------------
Total Contractual
   Obligations                         $ 12,620,000   $  7,283,000   $  2,630,000   $    542,000   $  2,165,000
                                       ------------------------------------------------------------------------

                                           Total       Less than                                     More than
Other Commercial Commitments           Commitments       1 Year        1-3 Years      3-5 Years       5 Years
----------------------------           ------------   ------------   ------------   ------------   ------------
Letters of Credit                      $ 12,642,000   $ 12,642,000             --             --             --
                                       ------------   ------------

Total Commercial Commitments           $ 12,642,000   $ 12,642,000             --             --             --
                                       ------------   ------------

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

RESULTS OF OPERATIONS

         Net sales were $34,705,000 and $122,913,000 during the three and nine-month periods ended March 31, 2007, compared to $27,939,000 and $92,701,000 in the same three and nine-month periods during fiscal 2006. For the three and nine-month periods ended March 31, 2007, net sales in the Apparel category rose 31.3% and 30.5%, respectively, while the Handbag category net sales were higher by 9.1% and 37.1%, respectively, in each case compared to last year's three and nine-month period net sales.

         Sales by category were as follows:

         Net sales for the Apparel category were $24,931,000 for the three-month period ended March 31, 2007, or $5,950,000 higher than the prior fiscal comparable three-month period. This 31.3% increase was primarily due to a 52.3% increase in our children's apparel division, due to expanded programs with one customer as a result of recent strong performance of our product offerings at retail, and additional business from our "Messages from the Heart" license, as well as a 6.4% increase in net sales in the women's sleepwear division.

         For the nine-month period ended March 31, 2007, net sales for the Apparel category were $82,552,000, or 30.5% higher than the prior fiscal year's same period due to increases in our children's apparel and women's sleepwear businesses for the same reasons described above.

         Net sales totaling $9,774,000 for the Handbags category in the third quarter of fiscal 2007 represented a 9.1% increase compared to $8,958,000 in net sales for the same quarter in fiscal 2006. The third quarter net sales increase primarily reflected higher sales in the premium incentive business (up 40.6%) due to expanded programs for one of its significant customers. Offsetting this increase was a 30.9% net sales decrease in the handbag business for the third quarter versus last year's third quarter due the timing of shipments to a significant customer who is in an overstocked position, which is expected to continue into the first quarter of fiscal 2008.

         For the nine-month period ended March 31, 2007, net sales for the Handbags category were $40,361,000, an improvement of $10,921,000, or 37.1% over the prior comparable nine-month period. Approximately 96% of the Handbag category net sales dollar increase for the nine-month period relates to increased premium incentive business, for the reasons given above.

         Gross margins were 25.5% and 23.8% in the three-month and nine-month periods ended March 31, 2007, compared to 23.5% and 24.5% in the comparable periods ended March 31, 2006. Gross margins by category were as follows:

         Gross margin for the Apparel category increased to 27.1% in the three-month period ended March 31, 2007 from 24.3% in the third quarter of fiscal 2006. The 2.8 percentage point increase was primarily the result of higher margins in both the women's sleepwear and the children's apparel division margins attributable to product mix. For the nine-month period ended March 31, 2007, gross margins for the Apparel category decreased slightly to 27.0% (from 27.7%) in the prior comparable period.

         Gross margin for the Handbags category in the third quarter of fiscal 2007 declined to 21.4% from 21.6% in the third quarter of fiscal 2006. This decrease was mainly due to lower handbag margins due to product mix that were not fully offset by somewhat higher premium incentive business margins attributable to several new programs. For the nine-month period ended March 31, 2007, the Handbags category decreased slightly to 17.2% (from 17.6% in the prior comparable period) attributable to a decrease in handbag business margins due to product mix, not fully offset by only slightly higher premium incentive business gross margins.

         As a percentage of net sales, shipping, selling and administrative expenses decreased to 21.9% for the three-month period ended March 31, 2007 from 23.3% for the three-month period ended March 31, 2006. However, shipping, selling and administrative expenses increased by $1,078,000 in the third quarter of fiscal 2007 compared to the prior year comparable period, mainly due to higher sales commission costs totaling $410,000 relating to increased sales volume in this year's third fiscal quarter, higher product development costs of $276,000 for both the children's apparel and premium business relating to potential additional future business, and a $334,000 increase in general and administrative costs, principally due to higher compensation costs. In addition, the Company experienced higher shipping and warehousing expense totaling $41,000 relating the higher sales volume and lower royalty expense totaling $33,000 as a result of a product mix that included fewer licensed product sales in this fiscal quarter compared to the same period last year.

         Shipping, selling and administrative expenses for the nine-month period ended March 31, 2007 decreased as a percentage of net sales (19.2% of net sales compared with 21.9% of net sales in the same period in fiscal 2006), and were $23,634,000 for the period, or $3,316,000 higher than the total of $20,318,000 for the comparable nine-month period in the prior fiscal year. The increase was primarily attributable to higher sales commissions totaling $1,297,000 relating to the higher sales volume, higher product development costs of $798,000 to support the increase in sales and costs relating to potential future business, a $783,000 increase in general and administrative costs for higher compensation related expenses, increased royalty expense totaling $190,000 for certain minimum royalty commitments which were not met and had to be expensed, and increased shipping and warehouse costs totaling $221,000 related to the higher level of sales volume in the nine month period ended March 31, 2007 compared to the same nine months last year.

         As a result of the termination and final pension plan distribution to the plan's participants, the Company incurred a one-time pretax pension plan settlement charge totaling approximately $3,089,000 for the three and nine-month periods ended March 31, 2007, consisting of a non-cash portion totaling $2,188,000 to write off unamortized prepaid pension costs and a final cash contribution totaling $901,000.

         Interest expense of $195,000 in the third quarter of fiscal 2007 compares to $126,000 in the prior comparable quarter. For the nine-month period ended March 31, 2007, interest expense totaled $911,000 versus $503,000. Both increases are primarily the result of a higher level of average borrowing to finance higher sales volume, as well as about a one percent average borrowing cost increase in the current periods.

         The decrease in earnings before income taxes of $1,935,000 and $288,000 for the three and nine-month periods ended March 31, 2007, respectively, compared to fiscal 2006 fiscal third quarter and nine-month periods was primarily due to the $3,089,000 pretax pension plan settlement, higher shipping, selling and administrative expenses and higher interest expense, not offset by higher net sales and gross profit dollars, as discussed above.

         For the nine-month period ended March 31, 2007, the Company's experienced a 56.3% effective tax rate compared to 43.6% for the first nine-month periods of fiscal 2006. The Company's effective rate increased significantly due to the decline in earnings primarily relating to the $3,089,000 pre-tax pension plan settlement charge to earnings discussed above, resulting in the Company's inability to utilize certain state net operating loss carry-forwards and other tax benefits.

         Net earnings decreased $1,465,000 and $363,000 for the three and nine-month periods ended March 31, 2007, respectively, from the prior comparable periods, primarily due to the fiscal 2007 third quarter and nine-month impact of the charge to earnings relating to the pension plan settlement and the resulting higher effective tax rate, discussed above.

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

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

Item 4.  Controls and Procedures.

         At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.



Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         (a) During the three-month period ended March 31, 2007, the Company issued 27,000 shares of its common stock, $1.00 par value per share ("Common Stock"), upon the exercise of stock options previously granted under a stockholder approval stock option plan of the Company. The Company received $84,000 in cash from the individuals exercising the options (the "Optionees") in payment of the exercise price for the issued shares.

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

         (b)      Not Applicable.

         (c)      Issuer Purchases of Equity Securities.

         The following sets forth certain information with respect to purchases by the Company of shares of Common Stock during the three months ended March 31, 2007:

                                                                      Total Number of Shares      Maximum Number of
                                   Total               Average         Purchased as Part Of      Shares that May Yet
    Period                    Number of Shares       Price Paid      Publicly Announced Plans     Be Purchased Under
                                 Purchased            per Share           Or Programs(1)        the Plans or Programs
                              ---------------------------------------------------------------------------------------
January 1, 2007-                       --              $    --                  --                     165,839
January 31, 2007
February 1, 2007-                      --                   --                  --                     165,839
February 28, 2007
March 1, 2007-                      6,000              $ 12.88               6,000                     159,831
March 31, 2007
                              ---------------------------------------------------------------------------------------
          Total                     6,000              $ 12.88               6,000                     159,831

(1) In December 2002, the Company publicly announced that the Board of Directors authorized the repurchase of up to 350,000 shares of Common Stock. On September 27, 2006 the Board of Directors authorized an increase in the Company's Common Stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 4 of the Notes to Consolidated Unaudited Financial Statements on page 7 of this Form 10-Q for additional information about repurchases of shares of Common Stock.

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


                                       JACLYN, INC.
                                       ------------
                                       (Registrant)


May 15, 2007                           /s/ ALLAN GINSBURG
                                       -----------------------------------------
                                       Allan Ginsburg
                                       Chairman of the Board


May 15, 2007                           /s/ ANTHONY CHRISTON
                                       -----------------------------------------
                                       Anthony Christon
                                       Vice President
                                       Chief Financial Officer

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