Form 10-K
period 2007-06-30
JACLYN INC
filed 2007-09-27
CIK 52969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________.

                           Commission File No. 1-5863

                                  JACLYN, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 22-1432053
---------------------------------------  ---------------------------------------
   State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

        197 West  Spring Valley Ave.,
            Maywood, New Jersey                            07607
----------------------------------------  --------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (201) 909-6000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
           Title of Class                            on which registered
           --------------                            -------------------

Common Stock, $1 par value per share               American Stock Exchange

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

Large Accelerated Filer [ ]    Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting common equity (based on the closing price of such stock on the American Stock Exchange) held by non-affiliates of the Registrant as of the last business day of the Company's most recently completed second fiscal quarter (December 31, 2006) was approximately $27,760,000.

There were 2,468,614 shares of common stock outstanding at September 10, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain Portions of the Registrant's Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled to be held on November 28, 2007 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

          Item                                                                                    Page
          ----                                                                                    ----
PART I.   1.   Business. ............................................................................1

          2.   Properties. ..........................................................................8

          3.   Legal Proceedings. ...................................................................9

          4.   Submission of Matters to a Vote of Security Holders. .................................9

PART II.  5.   Market for the Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities. ...................................9

          6.   Selected Financial Data. ............................................................11

          7.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations. ..............................................................13

          8.   Financial Statements and Supplementary Data. ........................................22

          9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure. ...............................................................23

PART III. 10.  Directors and Executive Officers of the Registrant. .................................23

          11.  Executive Compensation. .............................................................23

          12.  Security Ownership of Certain Beneficial Owners and Management. .....................24

          13.  Certain Relationships and Related Transactions. .....................................24

          14.  Principal Accountant Fees and Services. .............................................24

PART IV.  15.  Exhibits and Financial Statement Schedule. ..........................................24

                           Forward-Looking Statements.
                           ---------------------------

       In order to keep stockholders and investors informed of the future plans of Jaclyn, Inc. (which, together with its subsidiaries, is referred to alternatively in this Form 10-K as the "Company," "we," "us," and/or "our"), this Form 10-K contains and, from time to time, other reports and oral or written statements issued by us may contain, forward-looking statements concerning, among other things, our future plans and objectives that are or may be deemed to be "forward-looking statements." Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Our forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions, competition; potential changes in customer spending; acceptance of our product offerings and designs; the variability of consumer spending resulting from changes in domestic economic activity; a highly promotional retail environment; any significant variations between actual amounts and the amounts estimated for those matters identified as our critical accounting estimates  as  well  as  other  significant  accounting  estimates  made  in the preparation of our financial statements; and the impact of hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Accordingly, actual results may differ materially from such forward-looking statements. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. We assume no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 1.    Business.

       Jaclyn, Inc., which was incorporated in the State of Delaware in 1968, and its subsidiaries, are primarily engaged in the design, manufacture, distribution and sale of women's and children's apparel, and vinyl, leather and fabric handbags, sport bags, backpacks, cosmetic bags, and related products (collectively, "handbag products").

       Styling is an important factor in the merchandising of all of our products. Our staffs of full-time designers study fashion trends in order to anticipate consumer demand. The design staff works closely with the purchasing department to determine concepts and fabrics for apparel products, as well as the styling and material components for handbag products. The design staff also works with the production and engineering staffs to determine the costs of production and the technical problems involved in producing a new style. We change most of our designs from season to season.

       We do not own or operate manufacturing facilities, either in Hong Kong or elsewhere. All of our products are manufactured by outside contractors. Finished merchandise is received at independently owned outside warehouses and/or at facilities we lease in Florida, California and Indiana. From these locations, products are shipped under different selling names to customers all over the country. Certain handbag and apparel products manufactured in the Far East are shipped directly to customers from Hong Kong. We market our apparel and handbag products primarily through general merchandise, retail chain stores and department stores. We sell our products throughout the United States using both our own salespersons and independent sales representatives.

       We manufacture and market apparel products under the trade names "Topsville", "I. Appel", "Smart Time", and "Emerson Road", each of which we own. We also manufacture apparel items for sale as private-label merchandise. In addition, during fiscal 2007, we were licensed to manufacture and market apparel products under the name "Vanity Fair(TM)" under an agreement which expired December 31, 2006, and are presently licensed for "Seventeen" and "CosmoGirl" under an agreement which expires April 30, 2008, and children's apparel based on the "Messages from the Heart" collection under an agreement which expires June 30, 2008. We market our handbag products under trademarks and trade names that we own, including "Shane" and "Aetna," "Susan Gail," and "Robyn Lyn". We consider our owned and licensed trademarks and trade names, as well as our other, related intellectual property rights, to be of significant value in the marketing of our products.

       Sales of apparel items during each of the fiscal years ended June 30, 2007, 2006 and 2005 represented 65%, 64%, and 70%, respectively, of consolidated net sales. Sales of handbag products represented the remainder of our consolidated net sales. We customarily offer our customers credit terms. We do not have long-term contracts with any of our customers.

       Our imports of apparel products and handbag products accounted for substantially all of the consolidated net sales in fiscal 2007 and 2006 and 2005. Imports offer us the benefit of diversification of styling and the benefit of cost savings related to such purchases. While our operations are subject to the usual risks associated with purchases from foreign countries, our other foreign and domestic manufacturing sources provide us with alternative sources and facilities.

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

       Approximately 73% of the Company's consolidated net sales for fiscal 2007 were to general merchandise, chain, and department stores retailers, with the balance consisting of sales to smaller specialty shops, smaller retail stores and cosmetic firms. During the fiscal year ended June 30, 2007, two customers of the Company contributed approximately 63% of consolidated net sales as follows:
Wal-Mart Stores, Inc., 43%, and Estee Lauder, 20%. During the fiscal year ended June 30, 2006, Wal-Mart Stores, Inc. and Estee Lauder accounted for approximately 42%, and 22%, respectively, of our consolidated net sales, and during the fiscal year ended June 30, 2005, Wal-Mart Stores, Inc. and Estee Lauder accounted for approximately 44% and 19% of consolidated net sales, respectively. We believe that the loss of either of these customers would have a material adverse effect on our results of operations.

       We deal with a number of sources for our purchases of finished apparel, handbags and related products, no one of which accounted for more than approximately 18% of total cost of goods sold during fiscal 2007. We have no long-term supply contracts with our Far East or European sources of finished handbags and related products or apparel items and we are subject to the usual risks associated with that. While we have no long-term supply contracts, as the finished products are available from various sources, we anticipate no difficulty in the future in obtaining finished product necessary for our business.

       We offer Fall/Winter, Holiday and Spring/Summer product lines and, in almost all instances, manufacture products to meet the specific requirements of our customers. Our business is seasonal in nature and is influenced by a number of other factors, including general economic conditions. Accordingly, we do not believe that quarterly net sales are necessarily indicative of future trends. Nevertheless, we anticipate that during fiscal 2008 we again will have more sales volume and earnings in the first-half of the fiscal year than in the second half. We refer to Note L, "Unaudited Quarterly Financial Data," of the Notes to Consolidated Financial Statements on page F-23 of this Form 10-K for additional information about historical quarterly results.

       At September 18, 2007, unfilled orders were approximately $55,000,000 compared to approximately $74,000,000 at September 15, 2006. In the ordinary course of business, the dollar amount of unfilled orders at a particular point in time is affected by factors, including scheduling of the manufacture and shipping of goods (which, in turn, may be dependent on the requirements of customers). Accordingly, a comparison of backlog from period to period alone is not necessarily meaningful and may not be indicative of future sales patterns or shipments.

       At June 30, 2007, we employed 164 persons; 121 were salaried employees and the balance were paid on an hourly basis. We consider relations with our employees to be satisfactory.

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

       Recent Developments

       On April 16, 2007, we announced the termination of the option contract we previously entered into relating to the sale of the Company's executive offices and warehouse facility, as well as two adjacent lots, located in West New York, New Jersey.

       The option contract had been subject to a number of contingencies and conditions, including receipt by the optionee of governmental approvals for the use of the Company's West New York, New Jersey properties as residential housing. The Company had previously granted to the optionee extensions of the time to obtain the approvals. However, the optionee had not received, and advised us that he did not expect to receive, the necessary approvals. Accordingly, at the optionee's request, the parties agreed to a termination of the contract. The option contract was set to expire by its terms on May 2, 2007. Under the option contract, the Company retained approximately $268,000 in payments made by the optionee during the term of the option contract, including interest. This amount is reflected in the Company's financial results for the fourth quarter of fiscal 2007.

       In June 2007, the Company entered into an agreement with a different party for the sale of the Company's former executive office and warehouse facility, as well as two adjacent lots, located in West New York, New Jersey. The proposed purchase price is $8,000,000, the substantial portion of which is payable at closing. The closing of the sale is scheduled for February 15, 2008, although the proposed purchaser has the right to extend the closing date for one additional 4-month period upon payment of an extension fee. The closing is contingent on the proposed purchaser's receipt of governmental approvals required for the construction of residential, multi-family housing consisting of 150 residential units, as well as a number of other contingencies and conditions, including the receipt of acquisition and construction loan commitments. However, since the proposed transaction is subject to a number of conditions and contingencies, including the receipt of required governmental approvals, there is no assurance that a sale of the property will be concluded.

       In May 2007 the Company relocated its executive offices from West New York, New Jersey to leased premises in Maywood, New Jersey. The lease for our new executive offices began September 1, 2006, has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index. We believe that the new corporate office building presents a more suitable, practical space for our operations than our previous location (which is the subject of a contract of sale as described above). The other party to the lease agreement purchased the corporate office building at a closing which also took place in August 2006. We provided the purchaser with $2,200,000 in mortgage financing, secured by a first priority mortgage in favor of the Company on the land, office building, and other customary rights of a mortgagor. Funds for the mortgage financing were provided by borrowings under our bank loan facility and from our own funds.

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

       We source all of our products.

       We no longer operate manufacturing facilities. As a result, we rely on third parties for the manufacture of our products. The failure of these parties to fulfill orders, deliver goods in a timely manner, or increase prices all could adversely affect our business. We do not have long-term contracts with any suppliers or manufacturers, and our business is dependent on continued satisfactory relationships with our vendors. In addition, our manufacturers and other vendors do not supply products for us exclusively. As a result, we compete with other companies for the supply of the production capacity of independent manufacturers. If our vendors or manufacturers fail to ship our products on time, fail to meet our quality standards, or are unable to fill our orders, we may not be able to deliver our products to customers on a timely basis. Further, while we have identified alternative suppliers and manufacturers which we believe we would be able to utilize within a relatively short period of time, unexpected disruption of our present source of supply could have an adverse effect on our business in the short-term depending upon our shipping requirements at that time.

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

       Net sales to our largest customer totaled approximately 43% of our total net sales in fiscal 2007, and consolidated net sales to our two largest customers totaled approximately 63% of total consolidated net sales for 2007. Whether because of economic conditions, a change of the focus of products it purchases or other strategic shifts in its business, financial difficulties, or otherwise, a decision by one of our largest customers to reduce its purchases from us, to reduce floor space or advertising of our products, to require increased allowances or reduced prices, or to take other action, may adversely affect our business and financial condition. Further, consolidation in the retail industry may result in store closures, increased customer leverage over its suppliers resulting in lower product prices or margins, inventory management resulting in lower retail inventory levels and decreased orders from us, and a greater potential exposure to credit risk, all of which may adversely affect our business.

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

       Our revolving credit facility contains financial and operating covenants, including a minimum effective tangible net worth requirement and a maximum debt to effective tangible net worth ratio, as well as certain limitations on our ability to sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. In addition, advances under the revolving credit facility are subject to borrowing base requirements based on our inventory and accounts receivable levels. Many of these covenants are customary for companies like ours that borrow money from banks and financial institutions. Failure to comply with any of the covenants, which could result from, among other things, changes in our results of operations or changes in general economic conditions, might result in our lender asking for the repayment of its loans to us sooner than is currently contemplated by our agreement.

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

       Our certificate of incorporation contains provisions that could make it more difficult for a third party to acquire us. Our certificate of incorporation permits the Board of Directors to establish, and to set the preferences, rights and other terms of various series of preferred stock (commonly known as "blank check preferred"). Accordingly, the Board could establish a series of preferred stock that could have the effect of delaying, deferring or preventing a transaction with, or a change of control of, the Company. In addition, Delaware law contains certain provisions that could prevent the acquisition of the Company by a third party if the Board of Directors does not approve the transaction. Section 203 of the Delaware General Corporation Law generally prohibits stockholders owning in excess of 15% of the Company's outstanding voting stock from merging or combining with the Company for a period of time after acquiring such shares without the approval of the Board of Directors.

       Furthermore, the amended and restated stockholders agreement, among other things, entitles a four-person committee (presently consisting of Abe Ginsburg, the Chairman of our Executive Committee, Robert Chestnov, our President, Allan Ginsburg, our Chairman, and Howard Ginsburg, our Vice Chairman) to direct the voting of the shares of common stock, now or in the future, owned by parties to that agreement, or as to which they have or may have voting power. The right to direct voting extends to all matters submitted to stockholders of the Company at any annual or special meeting of stockholders or pursuant to a written consent in lieu thereof. Accordingly, as long as the parties to the stockholder's agreement hold a majority of our common stock, and the "stockholders committee" may vote or direct the vote of these shares, the stockholders agreement may allow them to delay or prevent a change in control of, or a transaction with, the Company.

                                    * * * * *

       This list of risk factors, together with the note set forth above Part I of this Form 10-K under the caption "Forward Looking Statements," is not exhaustive. For example, there can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business, or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have adverse effects on our business, financial condition, and results of operations. We assume no obligation (and specifically disclaim any such obligation) to update these Risk Factors or any other forward-looking statements contained in this Form 10-K to reflect actual results, changes in assumptions or other factors affecting such forward-looking statements.

Item 1B.   Unresolved Staff Comments.

       Not applicable.

Item 2.    Properties.

       We own a 140,000 square foot facility in West New York, New Jersey, which, until May 2007, housed our executive offices and one of our warehouse facilities. We have agreed to sell this facility, as described above in "Item 1. Business" of this Form 10-K under the caption "Recent Developments." We currently lease approximately 45,000 square feet of this facility to outside parties. This rental income is used to defray a portion of the operating cost of the building and, as such, is included as an offset to those expenses in our shipping, selling and administrative expenses.

       As is  also  noted above under the caption "Recent Developments" in "Item
1. Business" of this Form 10-K, we leased a new corporate office building containing approximately 16,000 square feet, and have relocated the Company's executive offices from West New York, NJ to Maywood, NJ. The lease has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index. We currently lease approximately 4,000 square feet of this facility to outside parties. This rental income is used to defray a portion of the operating cost of this building and, as such, is included as an offset to those expenses in our shipping, selling and administrative expenses.

       We also lease five other office and showroom facilities, totaling approximately 32,000 square feet, in New York City, as well as a shipping facility in Medley, Florida for our Topsville operations with approximately 35,000 square feet of warehouse and office space. We refer to Note D, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements on page F-13 of this Form 10-K for additional information about our commitments under the terms of non-cancelable leases.

       In addition, and we noted in "Item 1. Business" above, our international operations consist of three leased offices in Hong Kong, Shanghai and Don Guan, China, aggregating approximately 18,000 square feet.

Item 3.    Legal Proceedings.

       (a) We are not a party to, nor is any of our property the subject of, any material pending legal proceeding.

       (b) No material pending legal proceeding was terminated during the three-month period ended June 30, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders.

       None

Executive Officers of the Registrant

       Our executive officers are listed below. All executive officers are elected at the annual meeting or at interim meetings of the Board of Directors, and hold their offices, at the pleasure of the Board of Directors, until the next annual meeting of the Board and the election and qualification of their respective successors. No arrangement or understanding exists between any executive officer and any other person pursuant to which the executive officer was elected.

       Name                                       Age   Position and Period Served
       ----                                       ---   --------------------------
       Abe Ginsburg...........................     90   Chairman  of  the Executive Committee
                                                        for more  than  the past  five  years
       Allan Ginsburg.........................     65   Chairman of the Board  for more  than
                                                        the past five years
       Robert Chestnov........................     59   President and Chief Executive Officer
                                                        for more  than  the  past  five years
       Howard Ginsburg........................     65   Vice   Chairman   of  the  Board  and
                                                        President   of  the  Company's  Shane
                                                        Handbag  Division  for  more than the
                                                        past five years
       Anthony Christon.......................     62   Chief Financial Officer for more than
                                                        the past five years

                                     PART II.
                                     --------

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

       Common Equity and Related Stockholder Matters

       The Company's common stock, $1.00 par value per share, is traded on the American Stock Exchange (Symbol: "JLN"). The following table sets forth the high and low closing sales prices for our common stock, as reported by the American Stock Exchange, for each quarterly period during our fiscal years ended June 30, 2007 and 2006.

      Fiscal Year Ended June 30, 2007                     High          Low
      -------------------------------                    ------        ------
      First Quarter                                      $ 7.70        $ 7.30
      Second Quarter                                      11.80          7.70
      Third Quarter                                       14.25         10.36
      Fourth Quarter                                      12.03          8.50

      Fiscal Year Ended June 30, 2006                     High          Low
      -------------------------------                    ------        ------
      First Quarter                                      $ 7.97        $ 6.34
      Second Quarter                                       8.09          7.25
      Third Quarter                                        8.90          7.40
      Fourth Quarter                                       8.25          7.28

       We did not pay cash dividends during fiscal 2007 or 2006 and do not anticipate paying cash dividends in the foreseeable future.

       At September 7, 2007, there were approximately 455 holders of record of our common stock.

       Performance Graph

       The following graph compares the cumulative total return of our common stock for the five fiscal years ended June 30, 2007 with (i) Hemscott, Inc.'s American Stock Exchange Market Value Index, and (ii) a peer group of three companies, consisting of Samsonite Corporation, Movie Star, Inc. and Tandy Brands Accessories, Inc., which during fiscal 2007 either competed with the Company in one of its product categories or was engaged in related industries. The comparison assumes an investment of $100 on July 1, 2002 in the Company and that all dividends were reinvested (the Company paid no dividends during this period):

COMPARISON OF CUMULATIVE TOTAL

                            [GRAPHIC CHART OMITTED]


              COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

                              ------------------------ FISCAL YEAR ENDING ---------------------
COMPANY/INDEX/MARKET           6/28/2002  6/30/2003  6/30/2004  6/30/2005  6/30/2006  6/29/2007
Jaclyn Inc.                       100.00     139.66     290.50     363.13     412.85     635.75
Customer Selected Stock List      100.00     117.27     130.82      98.89      97.62     153.61
AMEX Market Index                 100.00     111.40     132.73     146.13     167.95     201.01


RETURN

       The performance graph shall not be deemed "soliciting material" or "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

       Issuer Purchases of Equity Securities

       The following table provides certain information as to repurchases of shares of our common stock during the three months ended June 30, 2007:

--------------------------------------------------------------------------------------------------------------
                                                              (c) Total Number            (d) Maximum Number
                         (a) Total            (b)            of Shares (or Units)       (or Approximate Dollar
                         Number of          Average           Purchased as Part          Value) of Shares (or
                         Shares (or        Price Paid            of Publicly            Units) that May Yet Be
                           Units)        per Share (or         Announced Plans           Purchased Under the
Period                   Purchased           Unit)              or Programs (1)           Plans or Programs
--------------------------------------------------------------------------------------------------------------
April 1, 2007-
April 30, 2007             28,557           $13.03                 28,557                      159,831
--------------------------------------------------------------------------------------------------------------
May 1, 2007-
May 31, 2007                 --               --                     --                        131,274
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
June 1, 2007-
June 30, 2007                --               --                     --                        131,274
--------------------------------------------------------------------------------------------------------------
Total                      28,557           $13.03                 28,557                      131,274
--------------------------------------------------------------------------------------------------------------

---------------

(1) On December 3, 2002, we publicly announced that the Board of Directors authorized the repurchase of up to 350,000 shares of common stock, and that repurchases would be made from time to time in the open market and/or through privately negotiated transactions, subject to general market and other conditions. In addition, on September 27, 2006, the Board of Directors authorized the repurchase of an additional 125,000 shares of the Company's common stock. We refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Notes F and K of the Notes to Consolidated Financial Statements on pages F-14 and F-22 of this Form 10-K for additional information about repurchases of shares of common stock.

       Sale of Equity Securities

       On June 6, 2007, the Company issued 17,500 shares of common stock upon the exercise of a stock option previously granted under a stockholder approved stock option plan. The Company received $134,750 in cash from the individual optionee exercising the option in payment of the exercise price for the issued shares.

       The  Company  is  relying  on an exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, in connection with the issuance of the shares of common stock. The optionee has represented, warranted and agreed, among other things, that the shares of common stock issued upon the exercise of the option have been acquired for his own account, for investment only and not with a view to the resale or distribution thereof;  and  understands  that  the  shares  of  common  stock  must  be  held indefinitely unless the sale or other transfer thereof is subsequently registered under the Securities Act or an exemption from such registration is available at that time. The Optionee has also represented that he has knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of his investment in the shares of common stock; has adequate means of providing for his current needs and possible future contingencies; is able to bear the economic risks of his investment in the shares of common stock; is able to hold the shares of common stock for an indefinite period of time and has a sufficient net worth to sustain a loss of his investment in the shares of common stock in the event any loss should occur, and has had access to and received such documents and information concerning the Company as he has requested. A Securities Act restrictive legend is placed on each certificate representing the shares of common stock and stop transfer instructions are placed on such certificates as may be necessary or appropriate to, among other things, prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act and any applicable state securities laws.

Item 6.    Selected Financial Data.

       We have derived the selected financial data presented below from our audited consolidated financial statements for the Fiscal Years ended June 30, 2007, 2006, 2005, 2004, and 2003. The selected financial information presented below should be read in conjunction with such consolidated financial statements and notes thereto.

Years ended June 30,                     2007             2006            2005            2004            2003
                                     ------------     ------------    ------------    ------------    ------------
Net Sales                            $154,507,000     $126,601,000    $126,477,000    $123,850,000    $108,960,000
Cost of Goods Sold                    118,247,000       95,735,000      97,952,000      92,658,000      83,506,000
                                     ------------     ------------    ------------    ------------    ------------
Gross Profit                           36,260,000       30,866,000      28,525,000      31,192,000      25,454,000
                                     ------------     ------------    ------------    ------------    ------------
Shipping, selling and
administrative expenses                30,573,000       27,574,000      26,172,000      27,979,000      23,620,000
Pension plan settlement (1)             3,089,000
Interest expense                        1,001,000          586,000         639,000         574,000         546,000
Interest income                            (5,000)          (5,000)         (1,000)         (3,000)         (5,000)
Provision (benefit) for income
taxes                                     893,000        1,181,000         666,000       1,184,000         610,000
                                     ------------     ------------    ------------    ------------    ------------
NET EARNINGS                         $    709,000     $  1,530,000    $  1,049,000    $  1,458,000        $683,000
                                     ------------     ------------    ------------    ------------    ------------
Weighted average shares - Basic         2,478,000        2,480,000       2,596,000       2,531,000       2,521,000
Net earnings per common share -
Basic                                $        .29     $        .62    $        .40    $        .58    $        .27
                                     ------------     ------------    ------------    ------------    ------------
Weighted average shares -
Diluted                                 2,528,000        2,557,000       2,702,000       2,687,000       2,547,000
Net earnings per common share -
Diluted                              $        .28     $        .60    $        .39    $        .54    $        .27
                                     ------------     ------------    ------------    ------------    ------------
TOTAL ASSETS                         $ 38,077,000     $ 41,702,000    $ 32,492,000    $ 34,489,000    $ 33,005,000
                                     ------------     ------------    ------------    ------------    ------------
Mortgage Payable - Long-Term
portion                              $  2,387,000     $  2,563,000    $  2,727,000    $  2,880,000    $  3,023,000
                                     ------------     ------------    ------------    ------------    ------------
Stockholders' equity                 $ 19,274,000     $ 19,047,000    $ 16,674,000    $ 17,276,000    $ 16,220,000
                                     ------------     ------------    ------------    ------------    ------------

--------------

(1) The fiscal 2007 pension plan settlement totaling $3,089,000 ($1,970,000 after tax), in connection with the final settlement distribution to participants of the Company's pension plan, consists of the write-off of the unamortized pension costs totaling $2,188,000, plus a final cash contribution to fully fund the pension plan totaling approximately $901,000.

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

       Our products are mostly made to order, and we market and sell our products to a range of retailers, including general merchandise stores, retail chain stores, department stores, cosmetic companies, and other specialty retailers. Our business is subject to seasonal variations. Consistent with what we believe is the general pattern associated with sales to the retail industry, our results of operations are somewhat more meaningful on a seasonal basis, rather than on a quarterly basis. In that regard, our net sales and net earnings generally have been higher during the period from June to November (which includes our first fiscal quarter and a portion of our second and fourth fiscal quarters), during which time our customers generally increase inventory levels in anticipation of both back-to-school and holiday sales. Net sales and net earnings for the other months of our fiscal year typically have been lower due, in part, to the traditional slowdown by our customers immediately following the winter holiday season. That trend has continued during fiscal 2007 and we anticipate this pattern to continue in fiscal 2008. However, our quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers and general economic conditions. Accordingly, comparisons between seasons or quarters may not necessarily be meaningful, and the results for any one quarter or season are not necessarily indicative of future quarterly results or of full-year performance.

       Certain financial highlights of fiscal 2007 were:

       o Net sales increased $27,906,000 to $154,507,000 compared with $126,601,000 in fiscal 2006, although gross margins decreased by to 23.5%, a decrease of .9% from 24.4% last year.

       o Gross profit increased $5,394,000 to $36,260,000, compared with $30,866,000 in fiscal 2006.

       o Net earnings were lower at $709,000 or $.28 per diluted share (including a $3,089,000 pre-tax charge for the Company's pension settlement, $2,008,000 after-tax), compared with $1,530,000 or $0.60 per diluted share in the prior fiscal year.

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

       Merchandise inventory. Our merchandise inventory is carried at the lower of cost (on a first-in, first-out basis) or market. We write down our inventory for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Adjustments to earnings resulting from changes in estimates have been insignificant for the years ended June 30, 2007, 2006 and 2005.

       Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, and we also maintain accounts receivable insurance on certain of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We have not incurred significant bad debt account expenses for the years ended June 30, 2007, 2006 and 2005.

       Market development accruals. We estimate reductions to revenue for customer programs and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We review and refine these estimates on a quarterly basis based on current experience, trends and our customers' performance. Sales discounts, returns, marketing programs and allowances were 6.2%, 5.4% and 5.8% of sales for the years ended June 30, 2007, 2006 and 2005, respectively.

       Goodwill. We evaluate goodwill annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. In making this assessment, we rely on a number of factors including operating results, business plans, economic considerations, anticipated future cash flows and marketplace data. A change in these underlying assumptions may cause a change in the estimated fair value. If we estimated fair value to be less than the carrying value, we would be required to record a charge that would reduce earnings.

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

Liquidity and Capital Resources

Cash Flows

Certain information about our financial position as of June 30, 2007, 2006 and 2005 is presented in the following table:

                                                                   June 30,
                                                  -------------------------------------------
                                                      2007           2006             2005
                                                  -----------     -----------     -----------
    Cash and Cash Equivalents                     $ 1,349,000     $   932,000     $   893,000
    Working Capital                               $14,524,000     $16,953,000     $13,286,000
    Long-term debt - Mortgage Payable             $ 2,387,000     $ 2,563,000     $ 2,727,000
    Stockholders' equity                          $19,274,000     $19,047,000     $16,674,000

Cash flows provided by (used in) operating, investing and financing activities for the years ended June 30, 2007, 2006 and 2005 were as follows:

                                                                   June 30,
                                                  -------------------------------------------
                                                      2007           2006             2005
                                                  -----------     -----------     -----------
    Operating activities                          $ 9,891,000     $(3,118,000)    $  (587,000)
    Investing activities                          $(3,158,000)    $  (172,000)    $  (449,000)
    Financing activities                          $(6,316,000)    $ 3,329,000     $ 1,303,000
    Net increase in cash                          $   417,000     $    39,000     $   267,000

       The net increase in cash and cash equivalents for the fiscal year ended June 30, 2007 of $417,000 was the result of funds provided by operating activities totaling $9,891,000, offset by funds used in investing activities of $3,158,000, and by funds used in financing activities totaling $6,316,000. Net cash provided by operating activities resulted primarily from a decrease in accounts receivable of $7,240,000 (reflecting primarily better collections of accounts receivable of a significant customer, as well as a greater proportion of direct ship business which has shorter payment terms, in the fourth quarter of fiscal 2007 compared to the prior comparable period), the write-off of unamortized pension costs relating to the final settlement distribution by the Company to participants in its pension plan ($2,188,000), net earnings from operations of $709,000, and an increase in accounts payable and other liabilities totaling $1,266,000, offset somewhat by an increase in inventory totaling $2,063,000 (mostly attributable to anticipated higher first quarter sales for fiscal 2008 versus the first quarter in 2007).

       Net cash used in investing activities totaling $3,158,000 primarily reflects the $2,200,000 mortgage receivable and a $200,000 option deposit given with respect to the Company's new executive office building in Maywood, New Jersey, and other property and equipment purchase totaling $706,000. Funds used in financing activities were, for the most part, related to a net repayment of bank borrowing under the Company's bank line of credit totaling $5,670,000, the repurchase of the Company's Common Stock under the Company's stock repurchase program totaling $768,000, and payments on our outstanding mortgage totaling $164,000, offset by $229,000 in stock option proceeds.

       In September 2006, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2008, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of June 30, 2007. As of June 30, 2007, borrowing on the short-term line of credit was $4,515,000, and at that date the Company had $19,626,000 of additional availability (based on the borrowing formula) under the credit facility. At June 30, 2007, the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $16,558,000. Borrowing during the year was at the bank's prime, or below, at the option of the Company. The bank's prime rate at June 30, 2007 was 8.25%.

       During fiscal 2007, the average amount outstanding under the short-term line was $10,467,000 with a weighted average interest rate of 7.71%. During 2006, the average amount outstanding under the short-term line was $7,289,000 with a weighted average interest rate of 6.49%. The maximum amount outstanding during fiscal 2007 and fiscal 2006 was $20,385,000 and $13,280,000, respectively.

       In August 2002, the Company consummated a mortgage loan in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility (see the information under the caption "Item 2. Properties"). The mortgage loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after September 1, 2008 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. At June 30, 2007, the outstanding balance of the mortgage loan was $2,563,000.

       The Company believes that funds provided by operations, existing working capital, and the Company's bank line of credit should be sufficient to meet working capital needs for the next twelve months. Reference is made to Note E, "Credit Facilities," of the Notes to Consolidated Financial Statements on page F-13 of this Form 10-K for additional information about the Company's credit lines.

       There were no material commitments for capital expenditures at June 30, 2007.

       In  December  2002,  Company  announced  that  the  Board  of   Directors
authorized the repurchase by the Company of up to 350,000 shares of the Company's common stock. On September 27, 2006, the Board of Directors authorized an increase in the Company's common stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. During fiscal 2007, 2006 and 2005 the Company repurchased 41,105, 57,838 and 19,923 shares of the Company's common stock at a cost of approximately, $504,000, $450,000 and $148,000, respectively. As of June 30, 2007, the Company has purchased 343,726 shares of its common stock at a cost of approximately $1,966,000.

Contractual Obligations and Commercial Commitments

       To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of June 30, 2007:

                             Payments Due by Period
                             ----------------------

------------------------------------------------------------------------------------------------------------
Contractual Obligations (1)          Total        Less than         2-3 Years       4-5 Years       After
                                                    1 Year                                         5 years
------------------------------------------------------------------------------------------------------------
Notes Payable (2)                 $ 4,515,000      $4,515,000       $       --     $       --     $      --
------------------------------------------------------------------------------------------------------------
Mortgage Payable                    2,563,000         176,000          393,000        452,000      1,542,000
------------------------------------------------------------------------------------------------------------
Royalties                             183,000          64,000          119,000            ---            ---
------------------------------------------------------------------------------------------------------------
Operating Leases                    5,476,000       1,462,000        1,744,000        834,000      1,436,000
------------------------------------------------------------------------------------------------------------
Total Contractual Obligations     $12,737,000      $6,217,000       $2,256,000     $1,286,000     $2,978,000
------------------------------------------------------------------------------------------------------------

                   Amount of Commitment Expiration Per Period
                   ------------------------------------------

------------------------------------------------------------------------------------------------------------
Other Commercial                     Total           Within       2-3 Years        4-5 Years         After
  Commitments                       Amounts          1 Year                                         5 Years
                                   Committed
------------------------------------------------------------------------------------------------------------
Letters of Credit                 $16,558,000      $16,558,000      $       --     $       --     $       --
------------------------------------------------------------------------------------------------------------
Total Other
------------------------------------------------------------------------------------------------------------
Commercial Commitments            $16,558,000      $16,558,000      $       --     $       --     $       --
------------------------------------------------------------------------------------------------------------

------------------------

   (1) We enter into arrangements with vendors to purchase merchandise up to three months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

   (2) The notes payable balance does not include any amounts for future interest costs. The outstanding balance under our short-term line of credit at September 25, 2007 was $12,835,000.

       The Company made a final contribution of approximately $901,000 to its defined benefit pension plan during the fiscal year ending June 30, 2007. As noted above, the pension plan has been terminated and the Company made a final settlement distribution to pension plan participants during the second half of fiscal 2007.

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

       On August 22, 2006, the Company entered into a lease agreement for a new corporate office building, and relocated the Company's executive offices from West New York, NJ to Maywood, New Jersey during fiscal 2007. The lease has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index. The lessor, 195 Spring Valley Associates, LLC, (the "Lessor"), purchased the corporate office building at a closing, which also took place in August 2006. The Company provided the Lessor with $2,200,000 in mortgage financing, secured by a first priority mortgage in favor of the Company on the land, office building, and other customary rights of the mortgagor. The Company placed a deposit with the Lessor in the amount of $200,000 in connection with the option to purchase the property. For accounting purposes, the Company determined that the Lessor is a variable interest entity and the Company is its primary beneficiary as defined by FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). Accordingly, the financial statements of the Lessor were consolidated with those of the Company.

Results of Operations

2007 Compared to 2006

       Net sales for fiscal 2007 totaled $154,507,000, an increase of $27,906,000, or 22.0%, compared to the prior fiscal year. The increase reflects significantly higher children's apparel and premium incentive net sales. Sales by category were as follows:

       Net sales for the Apparel category in fiscal 2007 were $100,007,000, an increase of $18,833,000, or 23.2% from the prior fiscal year. The increase in net sales was primarily due to increases in our children's apparel business due to expanded programs with one customer as a result of recent strong performance of our product offerings at retail, and additional business from our "Messages from the Heart" license.

       Net sales for the Handbags category in fiscal 2007 were $54,500,000, or 20% higher than the prior fiscal year's total of $45,427,000. The sales increase is mostly attributable to increased sales for the premium incentive business reflecting continued growth with its most significant customer, not offset by somewhat lower net sales in our other handbag division.

       Gross margins were 23.5% in fiscal 2007 compared to 24.4% in 2006. The decrease in gross margins is a function of lower apparel and handbag margins this fiscal year as described below. Gross margins by category were as follows:

       Gross margin for the Apparel category in 2007 decreased to 26.8% compared to 28% in 2006. This 1.2 percentage point decrease was primarily attributable to much lower gross margins in the women's sleepwear business, primarily resulting from a product mix. In addition, we experienced higher customer allowances in our children's apparel business which caused slightly lower gross margins.

       Gross margin for the Handbags category in 2007 decreased to 17.4% compared to 17.9%. This decrease was mainly due to much lower competitive margins in our premium incentive business reflecting marketplace competition, which resulted in the Company having to reduce its gross profit margin in order to maintain sales. While not offsetting this decrease, we experienced higher handbag business margins due to favorable product mix and lower customer allowances in the current fiscal year compared to fiscal 2006.

       As a percentage of net sales, shipping, selling and administrative expenses declined to 19.8% for the fiscal year ended June 30, 2007 from 21.8% in fiscal 2006. However, shipping, selling and administrative expenses increased by $2,999,000 in fiscal 2007 to $30,573,000, mainly due to higher selling commissions and sales related costs totaling $1,596,000 relating to increased sales volume in the 2007 fiscal year, higher product development costs of $1,112,000 for both children's apparel and premium business relating to potential additional future business, and a $261,000 increase in general and administrative costs, principally due to higher compensation costs. In addition, royalty expense was

$111,000 higher than fiscal 2006 due to certain minimum royalty commitments that were not met and had to be expensed. Finally, higher shipping and warehouse costs totaling $56,000 related to the increased level of sales in the current fiscal year compared to fiscal 2006.

       As a result of the termination and final pension plan distribution to the plan's participants, the Company incurred a one-time pretax pension settlement charge totaling approximately $3,089,000 ($1,970,000 after tax) for the fiscal year ended June 30, 2007, consisting of a non-cash portion totaling $2,188,000 to write off unamortized prepaid pension costs and a final cash contribution totaling $901,000.

       Our results for fiscal 2007 also include a fourth quarter reserve of approximately $284,000 relating to a product which was manufactured by a foreign, third-party supplier and which did not meet our quality standards. This reserve relates to the estimated costs of repairing or replacing a portion of this product shipped during the fourth quarter of fiscal 2007. The Company anticipates that the total cost of repair and replacement (the balance of which we intend to ship in fiscal 2008) may approximate $1,000,000 and, accordingly, our fiscal 2008 earnings may be adversely affected by an amount equal to the remaining actual costs of repair or replacement.

       Interest expense was $1,001,000, an increase of $415,000 from the last fiscal year, primarily the result of about a 1.2% higher average borrowing cost in the current fiscal year, coupled with a higher level of average borrowing to finance the increase in sales volume in fiscal 2007 compared to fiscal 2006.

       The Company experienced a 55.7 % effective tax rate compared to 43.6% in fiscal 2006. The primary reason for the increase in the effective rate results from the decline in earnings relating to the $3,089,000 pre-tax pension plan settlement charge to earnings discussed above, resulting in the Company's inability to utilize certain state net operating loss carry-forwards and the write-off of other deferred tax assets.

       Net earnings of $709,000 for the fiscal year ended June 30, 2007 compared to $1,530,000 in the prior fiscal year. This year's lower net earnings were primarily due to the fiscal 2007 third quarter impact of the charge to earnings relating to the pension plan settlement and the resulting higher effective tax rate discussed above.

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

       Net sales for the Handbags category were $45,427,000 for the year ended June 30, 2006, an increase of $6,666,000, or about 17% above the same period in the prior year, reflecting a $3,580,000 increase in the premium incentive business as a result of increased orders by one of its significant customers, and a $3,086,000 increase in our handbag business attributable to an increase in sales of denim related products.

       Overall gross margins were 24.4% in 2006 compared to 22.6% in the prior fiscal year.

       Gross margins by category were as follows:

       Gross margin for the Apparel category in 2006 improved to 28.0% from 25.6% in the prior fiscal year. The 2.4 percentage point improvement was primarily attributable to higher margins contributed by the children's apparel business due to a favorable product mix, as well as higher margins in the women's sleepwear business, attributable to approximately $10 million of lower margin business from one customer which was not reordered in fiscal 2006.

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

Recently Issued Accounting Standards:

       In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year beginning July 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Company's consolidated financial statements.

       In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for the fiscal year beginning on July 1, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company's consolidated financial statements.

       In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position. This statement is effective as of the end of the fiscal year ended June 30, 2007, except for the requirement to measure plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position, which is effective for the fiscal year ending June 30, 2009. As noted in Note I, the Company terminated their defined-benefit pension plan effective January 31, 2006 and the final settlement distribution was made on March 29, 2007 as such, the adoption of SFAS 158 did not have an impact on the Company's consolidated financial statements.

       In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB 108 states that SEC registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for annual financial statements covering the fiscal year ended June
30, 2007. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

       In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the Company's fiscal year beginning July 1, 2008. The Company is currently evaluating the impact of SFAS 159 on the Company's consolidated financial statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

       In the normal course of doing business, we are exposed to interest rate change market risk. Since our borrowing patterns are cyclical, we are not dependent on borrowing throughout the year. Nevertheless, a sudden increase in interest rates (which under our bank line of credit is at the prime rate or at LIBOR plus 200 basis points) may, especially during our peak borrowing period, potentially have a significant negative impact on our results of operations. We estimate that a 100 basis point fluctuation in applicable market interest rates would increase or decrease interest expense by approximately $105,000 based on our average commercial borrowing levels during fiscal 2007.

       We have not used, and currently do not anticipate using, any derivative financial instruments. In addition, we have not been materially impacted by fluctuations in foreign currency exchange rates, as substantially all of our business is transacted in, and is expected to continue to be transacted in, U.S. dollar-based currencies.

Item 8.      Financial Statements and Supplementary Data.

       Financial Statements
       --------------------

       The report dated September 26, 2007 of Deloitte & Touche LLP, an independent registered public accounting firm, on the consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings (loss), and cash flows for each of the three fiscal years in the period ended June 30, 2007, and Notes to Consolidated Financial Statements, appear on pages F-2 through F-23 of this Form 10-K.

       Supplementary Data
       ------------------

       Selected unaudited quarterly financial data for the fiscal years ended June 30, 2007 and June 30, 2006 is set forth at Note L, "Unaudited Quarterly Financial Data," on page F-23 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       Not applicable.

Item 9A.     Controls and Procedures.

       At the end of the period covered by this report, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, we concluded that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).  Controls and Procedures.

       Not applicable.

Item 9B.     Other Information.

       Not applicable.

                                    PART III.
                                    ---------

Item 10.     Directors and Executive Officers of the Registrant.

       The information required by this item (other than the information set forth below, and certain information as to our executive officers, which information is set forth after Part I of this Form 10-K under the caption "Executive Officers of the Registrant") is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of
Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

       The  Company  has  adopted  a  code of ethics for its principal executive
officer,   principal   financial   officer,   principal  accounting  officer  or
controller, and persons performing similar functions.

Item 11.     Executive Compensation.

       The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

       The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.     Certain Relationships and Related Transactions.

       The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14.     Principal Accountant Fees and Services.

       The information required by this item is incorporated herein by reference to our definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV.
                                    --------

Item 15.     Exhibits and Financial Statement Schedule.

(a) The following financial statements, financial statement schedule and exhibits are filed as part of this report:

       (1)   Financial Statements:
             ---------------------

             Report of Independent Registered Public Accounting Firm

             Consolidated Balance Sheets -- June 30, 2007 and 2006

             Consolidated Statements of Earnings -- for the years ended June 30, 2007, 2006 and 2005

             Consolidated Statements of Cash Flows -- for the years ended June 30, 2007, 2006 and 2005

             Consolidated Statements of Stockholders' Equity and Comprehensive Earnings (Loss) -- for the years ended June 30, 2007, 2006 and 2005

             Notes to Consolidated Financial Statements

       (2)   Financial Statement Schedule:
             -----------------------------

             Schedule II - Valuation and Qualifying Accounts

             All other schedules are omitted because they are either inapplicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

       (3)   Exhibits:  Exhibits are listed in response to Item 15(b) below.
             ---------

(b)    Exhibits:
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

4(a) Promissory Note of the Registrant dated August 14, 2002 payable to the order of Hudson United Bank ("HUB") in the original principal amount of $3,250,000 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2002).

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

10(a) Third Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents dated September 22, 2006 between the Registrant and HUB (incorporated herein by reference to Exhibit
             10.1 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated September 26, 2006).

10(b) 2000 Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
             2006).*

10(c) Second Amended and Restated Stockholders' Agreement dated May 12, 2003 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 9 to the Schedule 13D dated May 15, 2003 of

Exhibit No.  Description
-----------  -----------

             Allan   Ginsburg,   Robert   Chestnov,   Abe  Ginsburg  and  Howard
             Ginsburg.).

10(d) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, file No. 1-5863, for the fiscal year ended June 30, 1998).*

10(e)        Purchase  and  Sale  Agreement  dated January 10, 2002 between Mark
             Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

10(f) Consulting Agreement dated January 10, 2002 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

10(g) Amendment to Consulting Agreement dated December 15, 2003 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2004).

10(h) Payment and Indemnification Agreement dated January 10, 2002 by and among Capital Factors, Inc., Topsville, Inc., Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

10(i) Consent and Joinder Agreement dated August 10, 2004 among the Registrant, Mark Nitzberg and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 12 to the Schedule 13D dated August 16, 2004 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

10(j) Consent and Joinder Agreement dated June 6, 2006 among the Registrant, Bruce Cahill, John Halbreich, and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2006).

10(k) Mortgage dated as of August 31, 2006 of Spring Valley Associates, LLC in favor of the Company (incorporated herein by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated September 1, 2006).

10(l)        Promissory  Note  dated  as  of  August  31, 2006  of Spring Valley
             Associates, LLC in favor of the Company (incorporated herein by reference to Exhibit 10.02 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated September 1, 2006).

10(m) Agreement of Lease dated as of September 1, 2006 between the Company and Spring Valley Associates, LLC (incorporated herein by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated August 23, 2006).

10(n) Agreement to Sell and Purchase Real Property dated as of June 15, 2007 between the Company and 5801 Jefferson Street, LLC
             (incorporated herein by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated June 25, 2007).

Exhibit No.  Description
-----------  ----------



14 Code of Ethics for Finance Professionals of the Registrant (incorporated herein by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2004).

21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2006).

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

----------------------
*Management contract or compensatory plan or arrangement.
+Filed with this Form 10-K.

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

                                        JACLYN, INC.

                                        By: /s/ ALLAN GINSBURG
                                            ------------------------------------
September 26, 2007                          Allan Ginsburg, Chairman
                                            of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ALLAN GINSBURG              Chairman of the Board         September 26, 2007
--------------------            and Director
ALLAN GINSBURG


/s/ ROBERT CHESTNOV             President, Principal          September 26, 2007
--------------------            Executive Officer and
ROBERT CHESTNOV                 Director


/s/ ANTHONY CHRISTON            Chief Financial Officer,      September 26, 2007
--------------------            Principal Financial and
ANTHONY CHRISTON                Accounting Officer


/s/ ABE GINSBURG                Director                      September 26, 2007
--------------------
ABE GINSBURG


/s/ HOWARD GINSBURG             Director                      September 26, 2007
--------------------
HOWARD GINSBURG


/s/ NORMAN AXELROD              Director                      September 26, 2006
--------------------
NORMAN AXELROD


/s/ MARTIN BRODY                Director                      September 26, 2007
--------------------
MARTIN BRODY


/s/ RICHARD CHESTNOV            Director                      September 26, 2007
--------------------
RICHARD CHESTNOV


/s/ ALBERT SAFER                Director                      September 26, 2007
--------------------
ALBERT SAFER


/s/ HAROLD SCHECHTER            Director                      September 26, 2007
--------------------
HAROLD SCHECHTER

JACLYN, INC. AND SUBSIDIARIES

TABLE OF CONTENTS                                               PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM         F-1
FINANCIAL STATEMENTS:
   CONSOLIDATED BALANCE SHEETS - AS OF JUNE 30, 2007 AND 2006   F-2
   CONSOLIDATED STATEMENTS OF EARNINGS - FOR THE YEARS ENDED
      JUNE 30, 2007, 2006 AND 2005                              F-3
   CONSOLIDATED STATEMENTS OF CASH FLOWS - FOR THE YEARS
      ENDED JUNE 30, 2007, 2006 AND 2005                        F-4 TO F-5
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
      COMPREHENSIVE EARNINGS (LOSS)- FOR THE YEARS ENDED
      JUNE 30, 2007, 2006 AND 2005                              F-6
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-7 TO F-23
FINANCIAL STATEMENT SCHEDULE:
VALUATION AND QUALIFYING ACCOUNTS                               F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jaclyn, Inc.
Maywood, New Jersey

       We have audited the accompanying consolidated balance sheets of Jaclyn, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of earnings, stockholders' equity and comprehensive earnings (loss) and cash flows for each of the three fiscal years in the period ended June 30, 2007. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jaclyn, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

       As discussed in Note F to the consolidated financial statements, in fiscal 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as revised, effective July 1, 2005.

Deloitte & Touche LLP
New York, New York

September 26, 2007

--------------------------------------------------------------------------------
JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND 2006


                                                                      2007              2006
                                                                   -----------       -----------
ASSETS
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS                                          $ 1,349,000       $   932,000
ACCOUNTS RECEIVABLE, LESS SALES RETURNS, SALES
DISCOUNTS, SALES ALLOWANCE, & ALLOWANCE FOR DOUBTFUL
ACCOUNTS: 2007: $3,269,000; 2006: $2,933,000                        17,787,000        25,071,000
INVENTORIES                                                          9,243,000         7,180,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS                              832,000         3,466,000
DEFERRED INCOME TAXES                                                  956,000           396,000
                                                                   -----------       -----------
TOTAL CURRENT ASSETS                                                30,167,000        37,045,000
----------------------------------------------------------------   -----------       -----------
PROPERTY, PLANT AND EQUIPMENT - NET                                  3,921,000           673,000
ASSETS HELD FOR SALE                                                   357,000           357,000
GOODWILL                                                             3,338,000         3,338,000
OTHER ASSETS                                                           271,000           176,000
DEFERRED INCOME TAXES                                                   23,000           113,000
                                                                   -----------       -----------
                                                                   $38,077,000       $41,702,000
                                                                   -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
NOTES PAYABLE - BANK                                               $ 4,515,000       $10,185,000
ACCOUNTS PAYABLE                                                     4,411,000         4,547,000
COMMISSIONS PAYABLE                                                  2,292,000         1,256,000
ACCRUED PAYROLL AND RELATED EXPENSES                                 2,962,000         2,647,000
OTHER CURRENT LIABILITIES                                            1,287,000         1,293,000
MORTGAGE PAYABLE - CURRENT PORTION                                     176,000           164,000
                                                                   -----------       -----------
TOTAL CURRENT LIABILITIES                                           15,643,000        20,092,000
----------------------------------------------------------------   -----------       -----------
MORTGAGE PAYABLE                                                     2,387,000         2,563,000
                                                                   -----------       -----------
DEFERRED INCOME TAXES                                                  325,000                --
                                                                   -----------       -----------
MINORITY INTEREST                                                      448,000                --
                                                                   -----------       -----------
COMMITMENTS AND CONTINGENCIES - NOTE D
STOCKHOLDERS' EQUITY:
PREFERRED STOCK, PAR VALUE $1: AUTHORIZED, 1,000,000
SHARES; ISSUED
AND OUTSTANDING, NONE
COMMON STOCK, PAR VALUE $1:  AUTHORIZED, 5,000,000 SHARES;
ISSUED 2007 AND 2006: 3,368,733 SHARES; OUTSTANDING 2007:
2,468,614; 2006: 2,483,219 SHARES                                    3,369,000         3,369,000
ADDITIONAL PAID-IN CAPITAL                                           9,518,000         9,563,000
RETAINED EARNINGS                                                   13,004,000        12,295,000
                                                                   -----------       -----------
                                                                    25,891,000        25,227,000
LESS: TREASURY STOCK AT COST (2007: 900,119 AND 2006: 885,514
SHARES)                                                              6,617,000         6,180,000
                                                                   -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                          19,274,000        19,047,000
                                                                   -----------       -----------
                                                                   $38,077,000       $41,702,000
                                                                   -----------       -----------

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

                                                                2007             2006              2005
                                                            ----------------------------------------------
Net sales                                                   $154,507,000     $126,601,000     $126,477,000

Cost of goods sold                                           118,247,000       95,735,000       97,952,000
                                                            ----------------------------------------------
Gross profit                                                  36,260,000       30,866,000       28,525,000
                                                            ----------------------------------------------
Shipping, selling and administrative expenses                 30,573,000       27,574,000       26,172,000
Pension plan settlement                                        3,089,000
Interest expense                                               1,001,000          586,000          639,000
Interest income                                                   (5,000)          (5,000)          (1,000)
                                                            ----------------------------------------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES                     1,602,000        2,711,000        1,715,000
PROVISION FOR INCOME TAXES                                       893,000        1,181,000          666,000
                                                            ----------------------------------------------
NET EARNINGS                                                $    709,000     $  1,530,000     $  1,049,000
                                                            ----------------------------------------------
NET EARNINGS PER COMMON SHARE - BASIC                       $        .29     $        .62     $        .40
                                                            ----------------------------------------------
Weighted average number of shares outstanding - basic          2,478,000        2,480,000        2,596,000
                                                            ----------------------------------------------
NET EARNINGS PER COMMON SHARE - DILUTED                     $        .28     $        .60     $        .39
                                                            ----------------------------------------------
Weighted average number of shares outstanding - diluted        2,528,000        2,557,000        2,702,000
                                                            ----------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

                                                                      2007              2006              2005
                                                                   ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                       $  709,000       $ 1,530,000       $ 1,049,000
Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
   Pension plan settlement - non-cash portion                       2,188,000                --                --
   Depreciation and amortization                                      368,000           300,000           380,000
   Deferred income taxes                                             (145,000)          679,000           222,000
   Stock based compensation                                                             147,000
   Excess tax benefit from stock options                              (57,000)          (29,000)
   Provision for doubtful accounts                                     44,000           (49,000)          (53,000)
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                    7,240,000        (5,282,000)       (1,793,000)
      (Increase) decrease in inventories                           (2,063,000)       (3,492,000)        4,189,000
      Decrease (increase) in prepaid expenses and other
         current assets                                               446,000           118,000          (538,000)
      (Increase) in other assets                                     (105,000)          (49,000)           (3,000)
      Increase (decrease) in accounts payable and other
         current liabilities`                                       1,266,000         3,009,000        (4,040,000)
                                                                   ----------------------------------------------
      Net cash provided by (used in) operating activities           9,891,000        (3,118,000)         (587,000)
                                                                   ----------------------------------------------

--------------------------------------------------------------------------------
(Continued)

--------------------------------------------------------------------------------
JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005-(Continued)

                                                                    2007              2006             2005
                                                                 ---------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in leased building                                 (2,452,000)               --               --
   Purchases of property and equipment                             (706,000)         (172,000)        (449,000)
                                                                ----------------------------------------------
Net cash used in investing activities                            (3,158,000)         (172,000)        (449,000)
                                                                ----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease) increase in notes payable - bank, net              (5,670,000)        4,425,000        1,540,000
   Payment of long-term debt                                       (164,000)         (153,000)        (143,000)
   Exercise of stock options                                        229,000           141,000          314,000
   Excess tax benefit from stock options                             57,000            29,000                -
   Repurchase of common stock                                      (768,000)       (1,113,000)        (408,000)
                                                                ----------------------------------------------
Net cash (used in) provided by financing activities              (6,316,000)        3,329,000        1,303,000
                                                                ----------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           417,000            39,000          267,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        932,000           893,000          626,000
                                                                ----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 1,349,000       $   932,000      $   893,000
                                                                ----------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                     $ 1,014,000       $   571,000      $   631,000
                                                                ----------------------------------------------
   Income taxes                                                 $   411,000       $   287,000      $ 1,006,000
                                                                ----------------------------------------------
   NON-CASH ITEMS:
   Common stock repurchase and exercise of stock options        $        --       $    56,000      $    50,000
   -----------------------------------------------------        ----------------------------------------------
   Pension adjustment                                           $        --       $ 2,321,000               --
                                                                ----------------------------------------------
   Tax benefit of non-qualified stock option exercise           $        --       $        --      $    96,000
   --------------------------------------------------           ----------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

(Concluded)

--------------------------------------------------------------------------------
JACLYN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE EARNINGS
(LOSS)
YEARS ENDED JUNE 30, 2007, 2006, AND 2005

                                        COMMON STOCK                                                           TREASURY STOCK
                     ------------------------------------------------------                               ------------------------

                                                                             Accumulated
                                                                                Other         Compre-
                                                  Additional                   Compre-        hensive
                                                   Paid in       Retained      hensive       Earnings
                        Shares       Amount        Capital       Earnings        Loss         (Loss)         Shares      Amount
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------
BALANCE, JULY 1,
  2004                 3,368,733  $  3,369,000  $ 10,390,000   $  9,716,000            --            --      892,854   $ 6,199,000
Net earnings                  --            --                    1,049,000            --   $ 1,049,000           --            --
Minimum Pension
  Liability, net
  of taxes                                                                   $ (1,653,000)   (1,653,000)          --            --
                                                                                            -----------
Other comprehensive
  earnings - net                                                                               (604,000)
                                                                                            -----------
Repurchase of
  common stock                --            --            --                           --            --       71,203       458,000
Exercise of
  Stock Options               --            --      (720,000)            --            --            --     (170,000)   (1,180,000)
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------

BALANCE, JUNE 30,
  2005                 3,368,733     3,369,000     9,670,000     10,765,000    (1,653,000)           --      794,057     5,477,000
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------
Net earnings                  --            --            --      1,530,000            --     1,530,000           --            --
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------
Minimum Pension
  Liability, net
  of taxes                    --            --            --             --     1,653,000     1,653,000           --            --
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------
Other comprehensive
  earnings - net              --            --            --             --            --     3,183,000           --            --
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------
Repurchase of
  common stock                --            --            --             --            --            --      158,457     1,170,000
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------
Exercise of
  stock options               --            --      (254,000)            --            --            --      (67,000)     (467,000)
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------
Value of
  stock options               --            --       147,000             --            --            --           --            --
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------

BALANCE, JUNE 30,
  2006                 3,368,733     3,369,000     9,563,000     12,295,000            --            --      885,514     6,180,000
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------
Net earnings                                                        709,000                     709,000
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------
Repurchase of
  common stock                --            --            --             --            --            --       61,105       768,000
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------
Exercise of
  stock options               --            --       (45,000)            --            --            --      (46,500)     (331,000
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------
Value of
  stock options               --            --            --             --            --            --           --            --
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------

BALANCE, JUNE 30,
  2007                 3,368,733  $  3,369,000  $  9,518,000   $ 13,004,000  $         --   $        --      900,119   $ 6,617,000
                     -----------  ------------  ------------   ------------  ------------   -----------   ----------   -----------

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

Consolidation of Variable Interest Entity

       On August 22, 2006, the Company entered into a lease agreement for a new corporate office building, and relocated the Company's executive offices from West New York, New Jersey to Maywood, New Jersey during fiscal 2007. The lease has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index.

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

       The effect of the Company's consolidation of the Lessor is that the lease transaction is treated as a financing, and the lease obligation, mortgage notes and deposits have been eliminated in consolidation. The cost of the building, approximately $2,900,000, and the $500,000 unamortized capital of the equity owners of the Lessor (minority interest), approximately $448,000 as of June 30, 2007, are reflected in the June 30, 2007 Consolidated Balance Sheet. There was no significant impact to net earnings.

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

       The most significant estimates made by management include those made in the areas of receivables, inventory, goodwill, deferred taxes, and sales returns and allowances.

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

Fair Value of Financial Instruments

       The carrying amount of cash, accounts receivable, accounts and notes payable and accrued expenses are assumed to approximate fair value due to their short maturities. The carrying value of the Company's bank loan, which bears interest at a variable rate, approximates fair value. The carrying value of the Company's mortgage loan approximates fair value based upon the relatively small change in interest rates since inception of the mortgage.

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

License Agreements

       The Company enters into license agreements from time to time that allow it to use certain trademarks and trade names on certain of its products. These agreements require the Company to pay royalties, generally based on the sales of such products, and may require guaranteed minimum royalties, a portion of which may be paid in advance. The Company's accounting policy is to match royalty expense with revenue by recording royalties at the time of sale at the greater of the contractual rate or an effective rate calculated based on the guaranteed minimum royalty and the Company's estimate of sales during the contract period. If a portion of the guaranteed minimum royalty is determined not to be recoverable, the unrecoverable portion is charged to expense at that time. Guaranteed minimum royalties paid in advance are recorded in the consolidated balance sheets as other assets. As of June 30, 2007 and 2006, there were no advances.

       Royalty amounts expensed for each of the three fiscal years ended June 30, 2007, 2006, and 2005 were $662,000, $551,000, and $534,000, respectively.

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

       Other intangibles totaling $45,000 as of June 30, 2007, net of accumulated amortization of $55,000, included in "Other Assets", consist of amounts allocated to trade names and patents relating to the acquisition of Topsville, Inc. The Company incurred $10,000 of amortization expense in 2007, 2006 and 2005. Additional annual amortization expense of $10,000 will be incurred through 2011.

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

Shipping and Handling Costs

       Included in Shipping, Selling and Administrative Expenses are all shipping and handling costs incurred by the Company, except for amounts billed to a customer in a sale transaction related to shipping and handling which are included in revenues. Shipping and handling reimbursements included in revenue amounted to approximately $2,000, $14,000 and $2,000 for the years ended June 30, 2007, 2006, and 2005, respectively.

Cost of Goods Sold

       Cost of goods sold includes the following: purchasing and receiving costs, factory inspections, customs duty, freight (including ocean and air freight), marine insurance, brokerage, in-bound trucking and other freight, internal transfer costs and other costs of our distribution network.

Shipping, Selling, and Administrative Expenses

       Shipping, selling, and administrative expenses include the following: public warehousing, carton and shipping expenses, warehouse supervision, salesmen's salaries and commissions, showroom costs, salesperson's travel and entertainment and other miscellaneous costs relating to the selling of products, design and sample making, accounting and computer costs, management and general supervisory costs and related overhead. Charges recorded in the consolidated statement of operations for shipping and handling costs amounted to $2,218,000, $2,162,000, and $2,843,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

       The Company currently leases approximately 45,000 square feet of its West New York, New Jersey facility and effective in fiscal 2007, sub-leases approximately 4,000 square feet of its Maywood, New Jersey leased headquarters facility to outside parties. This rental income, amounting to approximately $270,000, $247,000 and $256,000 in fiscal 2007, 2006 and 2005, respectively, is used to offset a portion of the operating cost of the facilities and, as such, is included in our shipping, selling and administrative expenses.

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

Segment Reporting

       The Company operates in a single operating segment - the manufacture of apparel, women's handbags and related accessories. Revenues from customers are derived from merchandise sales. The Company's merchandise sales mix by product category for the last three years was as follows:

                                                   Year ended June 30,
                                        -------------------------------------
       Product Category                 2007            2006            2005
                                        -----           -----           -----
       Apparel                             65%             64%             70%

       Handbags                            35%             36%             30%
                                        -----           -----           -----
                                          100%            100%            100%

       During the years ended June 30, 2007, 2006 and 2005, sales revenues derived from one customer were 43%, 42% and 44%, respectively. Sales to a second customer were 20%, 22% and 19%, and to a third customer were 5%, 5% and 8%, respectively. Management believes that the loss of any one of these customers would have a material adverse effect on the Company's operations. At June 30, 2007 and 2006, accounts receivable due from one customer was 35% and 46%, respectively, and accounts receivable due from a second customer was 34% and 29%, respectively, of total accounts receivable. Should either customer not be able to pay any substantial obligation to the Company, however, management believes that such a failure to pay would have a material adverse effect on the Company's operating results. No other customer comprised 10% or more of our total net accounts receivable as at either of those dates.

       The Company relies on suppliers to purchase a variety of finished goods. The Company had one supplier who in the aggregate constituted approximately 18% of the Company's finished goods purchases for both the year ended June 30, 2007 and 2006. Management believes that the loss of this supplier would not have a material adverse effect on the Company's operations since there are alternative suppliers available.

New Accounting and Financial Reporting Pronouncements

       In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year beginning July 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Company's consolidated financial statements.

       In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for the fiscal year beginning on July 1, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company's consolidated financial statements.

       In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)." SFAS 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position. SFAS 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position. This statement is effective as of the end of the fiscal year ended June 30, 2007, except for the requirement to measure plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position, which is effective for the fiscal year ending June 30, 2009. As noted in Note I, the Company terminated their defined-benefit pension plan effective January 31, 2006 and the final settlement distribution was made on March 29, 2007 as such, the adoption of SFAS 158 did not have an impact on the Company's consolidated financial statements.

       In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial

Statements." SAB 108 states that SEC registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for annual financial statements covering the fiscal year ended June 30, 2007. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

       In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the fiscal year beginning July 1, 2008. The Company is currently evaluating the impact of SFAS 159 on the Company's consolidated financial statements.

NOTE B - INVENTORIES

       Inventories consist of the following:

                                                           June 30,
                                               ---------------------------------
                                                  2007                   2006
                                               ----------             ----------
       Raw material                            $   42,000             $  692,000
       Work in process                                 --                 49,000
       Finished goods                           9,201,000              6,439,000
                                               ----------             ----------
                                               $9,243,000             $7,180,000
                                               ----------             ----------

NOTE C - PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment is summarized as follows:

                                                           June 30,
                                               ---------------------------------
                                                  2007                   2006
                                               ----------             ----------
       Buildings                               $3,170,000             $       --
       Machinery and equipment                  1,150,000              1,288,000
       Furniture and fixtures                     458,000                417,000
       Leasehold improvements                     544,000                539,000
       Automobiles and trucks                      77,000                 77,000
                                               ----------             ----------
                                                5,399,000              2,321,000
       Less: accumulated depreciation and
          amortization                          1,478,000              1,648,000
                                               ----------             ----------
                                               $3,921,000             $  673,000
                                               ----------             ----------

       There was $357,000 of net assets held for sale under the agreement for purchase and sale of the Company's West New York, New Jersey facility at June 30, 2007 and 2006.

       Depreciation and amortization expense of $358,000, $290,000 and $370,000 was recorded during the years ended June 30, 2007, 2006 and 2005, respectively.

NOTE D - COMMITMENTS AND CONTINGENCIES

       The Company leases office facilities under non-cancelable leases, with escalation clauses, that expire in various years through the year ended June 30, 2016.

       Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

              Year Ended                        Office and
               June 30,                      Showroom Facilities
              ----------                     -------------------
                 2008                             $1,462,000
                 2009                              1,166,000
                 2010                                578,000
                 2011                                427,000
                 2012                                407,000
              Thereafter                           1,436,000

       Rental expense, including real estate taxes, for all operating leases, totaled $1,428,000, $1,323,000, and $1,268,000 for the years ended June 30,
2007, 2006 and 2005, respectively. The Company currently leases approximately 45,000 square feet of its West New York, New Jersey facility and sub-leases approximately 4,000 square feet of its Maywood, New Jersey leased headquarters facility to outside parties. Rental income in fiscal 2007, 2006 and 2005 was $270,000, $247,000 and $256,000, respectively, and is included in shipping, selling and administrative expenses as an offset to operating costs of the facility.

       The  Company  has  entered  into  licensing   arrangements  with  several
companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements that expire in various years through 2009. Aggregate minimum commitments by fiscal year are as follows:


              Year Ended                               Minimum
               June 30,                              Commitments
              ----------                             -----------
                 2008                                   $64,000
                 2009                                   119,000

       From time to time, the Company and its subsidiaries may be subject to claims and may become a party to legal proceedings that arise in the normal course of business. At June 30, 2007, there were no material, pending legal proceedings or material claims to which the Company was a party. In the opinion of management, disposition of all claims and legal proceedings is not expected to materially affect the Company's financial position, cash flows or results of operations.

       The Company has not provided any financial guarantees as of June 30, 2007 and 2006.

NOTE E - CREDIT FACILITIES

       In September 2006, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2008, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of June 30, 2007. As of June 30, 2007, borrowing on the short-term line of credit was $4,515,000, and at that date the Company had approximately $19,626,000 of additional availability (based on the borrowing formula) under the credit facility. At June 30, 2007 the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $16,558,000. Borrowing during the year was at the bank's prime rate, or below, at the option of the Company. The bank's prime rate at June 30, 2007 was 8.25%.

       During 2007, the average amount outstanding under the short-term line was $10,467,000 with a weighted average interest rate of 7.71%. During fiscal 2006, the average amount outstanding under the short-term line was $7,289,000 with a weighted average interest rate of 6.49%. The maximum amount outstanding during fiscal 2007 and fiscal 2006 was $20,385,000 and $13,280,000, respectively.

       In August 2002, the Company consummated a mortgage loan in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey facility. The mortgage loan bears interest at a fixed rate of 7% per annum through August 31, 2008, at which time the interest rate will be reset, for the period commencing September 1, 2008 through August 31, 2012, to a fixed rate based on the Amortization Annual Rate of the Federal Home Loan Bank Board of New York plus 250 basis points. The financing has a fifteen-year term and may be prepaid by the Company, but is callable by the bank lender at any time after September 1, 2008 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of June 30, 2007 is approximately $2,563,000.

       Principal mortgage payments for the next five years and thereafter, are as follows:

                    2008                          $  176,000
                    2009                             189,000
                    2010                             203,000
                    2011                             218,000
                    2012                             234,000
                    Thereafter                     1,543,000

NOTE F - STOCK OPTIONS

       On July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), as interpreted by SEC Staff Accounting Bulletin No. 107. Under SFAS No. 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement. No stock options were granted during fiscal 2007. The Company recognized $147,000 ($147,000 after-tax, or $.06 per diluted share) in compensation expense related to stock options during fiscal 2006. Previous to the adoption of SFAS No. 123(R), the Company accounted for stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, did not recognize compensation expense in our consolidated financial statements. The Company selected the modified prospective method of transition method provided under SFAS No. 123(R), and consequently, has not retroactively adjusted results from prior periods. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that have been included in pro-forma disclosures in prior periods. All stock options granted by the Company as of the adoption date, had been fully vested upon grant. Accordingly, as of July 1, 2005, the effective date of SFAS No.
123R), the Company had no unrecognized compensation cost related to stock awards as the Company has historically granted options that vested immediately.

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

       Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows. Previously, all tax benefits from stock options had been reported as an operating activity. For the years ended June 30, 2007 and June 30, 2006, net cash used in operating activities decreased, and cash provided by financing activities increased, by $57,000 and $29,000, respectively, related to excess tax benefits realized from the exercise of stock options.

       The Company maintains two stockholder-approved Stock Option Plans for key employees and consultants of the Company and one non-employee director plan.

       The Company's 2000 Stock Option Plan, as amended (the "2000 Plan"), provided for the grant of options to purchase up to 300,000 shares of common stock, and was amended during fiscal 2004 to increase the number of shares of common stock for which options may be granted by an additional 250,000 shares, for a total of 550,000 shares. The 1990 Stock Option Plan of the Company, as amended (the "1990 Plan"), provided for the grant of an aggregate of 500,000 shares of common stock. Options may no longer be granted under the 1990 Plan, although at June 30, 2007 the plan remains in effect for options outstanding. The Company also has the 1996 Non-Employee Director Stock Option Plan (the "1996 Plan"). No further options are being granted under the 1996 Plan, but it remains in effect for options outstanding.

       As of June 30, 2007, 185,000 shares were available for future grant under our plans. Stock options may not be granted at less than the fair market value at the date of grant or 110% of the fair market value for individuals who own or are deemed to own more than 10% of the combined voting power of all classes of stock of the company. Stock options generally vest immediately and expire after ten years.

       Stock option transactions are summarized below:

                                                      2007                        2006                        2005
                                            ------------------------      ----------------------      ------------------------
                                                           Weighted                     Weighted                      Weighted
                                                            Average                      Average                      Average
                                                           Exercise                     Exercise                      Exercise
                                             Shares          Price         Shares         Price        Shares          Price
                                            -------        ---------      -------       --------      --------        --------
Outstanding -beginning of year              156,000            $5.03      182,500          $3.07       377,500           $2.26
Granted                                          --               --       57,500           8.24        10,000            6.70
Exercised                                   (46,500)            4.92      (67,000)          2.83      (170,000)           2.19
Expired                                     (12,000)            2.66      (17,000)          3.22       (25,000)           4.13
Forfeited                                        --                           --              --       (10,000)           2.65
                                            -------                       -------        -------      --------        --------
Outstanding and exercisable end
of year                                      97,500            $5.39      156,000          $5.03       182,500           $3.07
                                            -------        ---------      -------        -------      --------        --------
Weighted-average fair value of
options granted during the year                                   --                       $2.56                         $6.61
                                                           ---------                     -------                      --------
------------------------------------------------------------------------------------------------------------------------------

       The intrinsic value for outstanding and exercisable options at June 30, 2007 and 2006 was $584,000 and $358,000, respectively. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $253,000, $336,000 and $659,000, respectively.

       During the fiscal year ended June 30, 2007, one officer and one director of the Company exercised options to purchase 17,500 and 18,000 shares, respectively, of the Company's common stock. The Company received an aggregate of $134,750 and $72,490, respectively in cash in payment of the exercise price for the issued shares.

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

       During fiscal 2005, a sales representative of the Company exercised non-qualified stock options to purchase 120,000 shares of the Company's common stock at $2.10 per share, or $252,000. The shares related to these options were issued from the Company's treasury shares at an average cost of $6.94 per share, or approximately $832,800.

       Prior to fiscal 2006, no compensation expense was recognized for stock options. Had compensation cost for our stock option plans been determined consistent with SFAS No. 123(R), our net income and earnings per share for the fiscal 2005 would have been reduced to the following pro forma amounts:

Net earnings - Years ended June, 30                                      2005
                                                                      ----------
   As reported                                                        $1,049,000
   Deduct: Total stock based employee compensation
           expense determined under fair value based
           method, net of taxes                                           36,000
   Pro forma Net Earnings                                             $1,013,000
Basic net earnings per share:
----------------------------
   As reported                                                        $      .40
   Pro forma                                                          $      .39
Diluted net earnings per share:
------------------------------
   As reported                                                        $      .39
   Pro forma                                                          $      .37

       The weighted average fair value of stock options was calculated with the following weighted average assumptions used for grants in their respective periods. For 2007: there were no options granted during the fiscal year. For 2006: no dividend yield; expected volatility of 45.3%; risk free interest rate of 4.95%; and expected life of 2.83 years. For 2005: no dividend yield; expected volatility of 164%; risk free interest rate of 1.75%; and expected life of 10 years.

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

NOTE H - INCOME TAXES

       The components of the Company's tax provision (benefit) for the years ended June 30, 2007, 2006 and 2005 are as follows:

                                                             June 30,
                                             ---------------------------------------
                                                2007           2006           2005
                                             ----------     ----------      --------
       Current:
       Federal                               $  735,000     $  252,000      $ 75,000
       State and Local                          217,000         67,000        78,000
       Foreign                                   86,000        183,000       193,000
                                             ----------     ----------      --------
                                              1,038,000        502,000       346,000
                                             ----------     ----------      --------
       Deferred:
       Federal and State                       (145,000)       679,000       320,000
                                             ----------     ----------      --------
       Provision                             $  893,000     $1,181,000      $666,000
                                             ----------     ----------      --------

       Reconciliation between the provision for income taxes computed by applying the federal statutory rate to income before income taxes and the actual provision for income taxes is as follows:

                                                             June 30,
                                            ---------------------------------------
                                               2007            2006          2005
                                            ----------      ---------      --------
       Provision (benefit) for income taxes       34.0%          34.0%         34.0%
          at statutory rate
       State and local income taxes net of         6.5            4.1           4.2
          federal tax benefit
       Stock option grants                          --            1.8            --
       Pension settlement                         12.8             --            --
       Valuation Allowance for expiring             --             --          (2.0)
          foreign tax credits
       Other                                       2.4            3.7           2.6
                                            ----------      ---------      --------
       Effective tax rate percent                 55.7%          43.6%         38.8%
                                            ----------      ---------      --------

       The Company recorded a net tax expense of $160,000 as a result of the Company's pension plan settlement.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Foreign tax credits are expected to expire through June 30, 2012. The income tax effects of significant items comprising the Company's net deferred tax assets and liabilities as of June 30, 2007 and 2006 are as follows:

                                                                                          June 30,
                                                               --------------------------------------------------------------
                                                                         2007                                2006
                                                               ----------------------------       ---------------------------
                                                                 Assets         Liabilities        Assets         Liabilities
                                                               ---------        -----------       --------        -----------
Depreciation and amortization                                  $      --         $189,000         $100,000          $    --
State net operating loss carryforward                            103,000               --           68,000               --
Foreign taxes                                                         --          136,000           13,000               --
Inventory                                                        233,000               --          306,000               --
State net operating loss carryforward
  valuation allowance                                           (103,000)              --          (68,000)              --
Bad debt, sales allowances and other reserves                    537,000               --               --           84,000
Other                                                            209,000               --          174,000               --
                                                               --------------------------------------------------------------
                                                                $979,000          $325,000        $593,000          $84,000


       During the year ending June 30, 2007, the Company increased the valuation allowance for separate return state net operating losses by $35,000 since there is not enough evidence to suggest that these separate state net operating losses would be utilized.

       At June 30, 2007, the Company had a deferred tax asset related to net operating loss carry forwards of approximately $1,961,000 that could be utilized to reduce the tax liabilities of future years. The carry forwards expire between 2008 and 2026.

NOTE I - EMPLOYEES' BENEFIT PLANS

       The Company had a trusteed, defined-benefit pension plan, covering certain of its salaried and hourly employees, which was terminated effective January 31, 2006. The pension plan had provided for pension benefits that were based on a fixed amount of compensation per year of service, career average pay or on the employee's compensation during a specified number of years before retirement. In December 2006, the Company received a favorable determination letter that permitted the Company to begin to calculate and to make a final settlement distribution to the pension plan participants. The final settlement distribution was made on March 29, 2007. At the time of the settlement distribution, the Company recorded a charge to earnings before income taxes of approximately $3,089,000 ($1,970,000 after tax), consisting of the write-off of the unamortized pension costs of $2,188,000, plus a final cash contribution to fully fund the pension plan totaling approximately $901,000.

                                                    Fiscal Year Ended June 30,
                                                   ----------------------------
                                                       2007            2006
                                                   -----------      -----------
CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation at beginning of year        $ 6,002,000      $ 7,366,000
Service cost                                                --          314,000
Interest cost                                          172,000          334,000
Curtailment                                                 --       (1,294,000)
Actuarial (gain) loss                                1,191,000         (609,000)
Benefits paid                                       (7,365,000)        (109,000)
                                                   -----------      -----------
Net benefit obligation at end of year              $         0      $ 6,002,000
                                                   -----------      -----------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year     $ 6,310,000      $ 5,199,000
Employer contributions                                 901,000        1,073,000
Benefits paid                                       (7,365,000)        (109,000)
Actual gain on plan assets                             154,000          147,000
                                                   -----------      -----------
Fair value of plan assets at end of year           $         0      $ 6,310,000
                                                   -----------      -----------
Funded status at end of year                                --          308,000
Unrecognized net actuarial loss                             --        2,013,000
                                                   -----------      -----------
Net amount recognized                              $        --      $ 2,321,000
                                                   -----------      -----------

       As of June 30, 2006, an additional minimum liability was not necessary because the accumulated benefit obligation was less than the fair value of the Plan's assets. The Company's funding policy is to make annual contributions required by the Employee Retirement Income Security Act of 1974.

                                                             Fiscal Year Ended June 30,
                                                           -----------------------------
                                                              2007              2006
                                                           -----------       -----------
Amounts recognized in the consolidated balance sheets:
(Accrued) prepaid benefit cost                             $        --       $ 2,321,000
Accumulated other comprehensive income                              --                --
                                                           -----------       -----------
Net amount recognized                                      $        --       $ 2,321,000

       Information for pension plans with an accumulated benefit obligation in excess of plan assets follows:

Fiscal Year Ended June 30,                                    2007              2006
                                                           -----------       -----------
Projected benefit obligation                               $        --       $ 6,002,000
Accumulated benefit obligation                                      --         6,002,000
Fair value of plan assets                                           --         6,310,000

       Pension expenses includes the following components:

Fiscal Years Ended June 30,                                   2007              2006              2005
                                                           -----------       -----------       -----------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                                               $        --       $   314,000       $   389,000
Pension Settlement Cost                                      3,089,000                --                --
Interest cost                                                  172,000           334,000           295,000
Expected return on plan assets                                (249,000)         (323,000)         (319,000)
Amortization of net loss                                       210,000           213,000           109,000
Amortization of actuarial loss                                      --                --            (9,000)
Amortization of prior service cost                                  --                --             1,000
                                                           -----------       -----------       -----------
Net periodic pension cost                                  $ 3,222,000       $   538,000       $   466,000
                                                           -----------       -----------       -----------

       Assumptions used to determine Benefit Obligation at June 30, 2006 are as follows (2007 assumptions are not applicable "N/A" since the plan has been terminated and all benefits to participants were paid prior to June 30, 2007):

                                                              2007              2006
                                                           -----------       -----------
Discount rate                                                 N/A               6.00%
Expected long-term return on plan assets                      N/A               5.75%
Rate of compensation increase                                 N/A                  0%

      Assumptions used in determining the net periodic cost:

                                                              2007              2006              2005
                                                           -----------       -----------       -----------
Discount rate                                                 5.25%             4.70%             5.50%
Rate of increase in compensation levels                          0%             1.70%             3.75%
Expected long-term rate of return on assets                   5.75%             5.75%             6.00%

       The Company had the responsibility to formulate the investment policy and strategy for the Pension Plan's assets. The overall policy and strategy included maintaining the highest return, with the lowest assumed risk, while striving to have the Plan fully funded.

       The Company had retained the professional services of a bond broker, which selected investment high-grade government bonds, consistent with the Company's risk and investment strategy. This broker had investment discretion over the assets placed under its management, provided it was within the Company's risk and investment strategy.

        The Company's pension plan asset allocation during fiscal 2007 until all plan assets were distributed to participants was 99% for debt securities and 1% for other cash equivalents.

       During the fiscal year ending June 30, 2007, the Company made a final contribution totaling approximately $901,000 to its defined benefit pension plan. Subsequently, all participants received their vested benefits totaling approximately $7,365,000.

       Beginning in fiscal 2007, the Company established, for certain of its salaried and hourly employees, a new 401(k) benefit plan which is expected to have a lower employee benefit cost than the terminated pension plan.

       The Company also has a 401(K) savings plan for the benefit of its Topsville, Inc. employees, which existed prior to the Company's acquisition of Topsville. No contributions by the Company were made during fiscal 2007, 2006 and 2005.

       The Company entered into an amendment to its collective bargaining agreement with Local 62-32, UNITE, AFL-CIO, which covers all 9 of Jaclyn's union employees. The term of the agreement was extended until May 31, 2007, at which time the agreement terminated.

NOTE J - NET EARNINGS PER SHARE

       The Company's calculation of Basic and Diluted Net Earnings Per Share are as follows:

                                                                 Year Ended June 30,
                                                    --------------------------------------------
                                                       2007            2006             2005
                                                    ----------      -----------      -----------
Basic Net Earnings Per Share:
Net Earnings                                        $  709,000      $ 1,530,000      $ 1,049,000
                                                    ----------      -----------      -----------
Basic Weighted Average Shares Outstanding            2,478,000        2,480,000        2,596,000
                                                    ----------      -----------      -----------
Basic Net Earnings Per Common Share                 $      .29      $       .62      $       .40
                                                    ----------      -----------      -----------
Diluted Net Earnings Per Share:
Net Earnings                                        $  709,000      $ 1,530,000      $ 1,049,000
                                                    ----------      -----------      -----------
Basic Weighted Average Shares Outstanding            2,478,000        2,480,000        2,596,000
Add:  Dilutive Options                                  50,000           77,000          106,000
                                                    ----------      -----------      -----------
Diluted Weighted Average Shares Outstanding          2,528,000        2,557,000        2,702,000
                                                    ----------      -----------      -----------
Diluted Net Earnings Per Common Share               $      .28      $       .60      $       .39
                                                    ----------      -----------      -----------

       There were no options to purchase shares of the Company's Common Stock as of June 30, 2007 that were anti-dilutive. Options to purchase 40,000 and 10,000 common shares were outstanding as of June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive.

NOTE K - REPURCHASE OF SHARES FOR TREASURY

       The  Company  announced  in  December  2002  that  the Board of Directors authorized  the  repurchase  by  the  Company  of  up to  350,000  shares of the
Company's common stock. On September 27, 2006, the Board of Directors authorized an increase in the Company's common stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. During fiscal 2007, 2006 and 2005 the Company repurchased 41,105, 57,838 and 19,923 shares of the Company's common stock at a cost of approximately, $504,000, $450,000 and $148,000, respectively. As of June 30, 2007, the Company has purchased 343,726 shares of its common stock at a cost of approximately $1,966,000.

NOTE L - UNAUDITED QUARTERLY FINANCIAL DATA

       Summarized quarterly financial data amounts for the fiscal years ended June 30, 2007 and 2006 are as follows:

                                                                                  Three Months Ended
                                                        ----------------------------------------------------------------------
                                                         June 30,            March 31,         December 31,      September 30,
                                                           2007                2007               2006               2006
                                                        -----------         -----------        ------------      -------------
Net sales                                               $31,594,000         $34,705,000         $47,584,000        $40,624,000
Gross profit                                              7,043,000           8,854,000          11,860,000          8,503,000
Net earnings (loss)                                          17,000          (1,487,000)*         1,716,000            463,000
Net earnings (loss) per common share - basic            $       .01         $      (.60)        $       .69        $       .19
Net earnings (loss) per common share - diluted          $       .01         $      (.60)        $       .68        $       .18

* Includes a $1,970,000 after-tax pension settlement cost in the period ending March 31, 2007

                                                                                  Three Months Ended
                                                        ----------------------------------------------------------------------
                                                         June 30,            March 31,         December 31,      September 30,
                                                           2006                2006               2005               2005
                                                        -----------         -----------        ------------      -------------
Net sales                                               $33,900,000         $27,939,000         $35,514,000        $29,248,000
Gross profit                                              8,174,000           6,553,000           9,518,000          6,621,000
Net earnings (loss)                                         475,000             (22,000)            931,000            146,000
Net earnings (loss) per common share - basic            $       .19         $      (.01)        $       .38        $       .06
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

--------------------------------------------------------------------------------
JACLYN INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                Column A                                     Column B             Column C          Column D           Column E

                                                                                  Additions
                                                             Balance at          charged to
                                                            beginning of          costs and                          Balance at end
               Description                                     period              expense         Deductions          of period
-----------------------------------------------------       ------------          ----------       ----------        ---------------
Fiscal Year ended June 30, 2007
-------------------------------
Allowance for doubtful accounts                             $     75,000              44,000          (28,000)       $        91,000
                                                            ------------          ----------       ----------        ---------------
Allowance for sales discounts, returns and allowances          2,858,000          10,166,000       (9,846,000)             3,178,000
                                                            ------------          ----------       ----------        ---------------
Fiscal Year ended June 30, 2006
-------------------------------
Allowance for doubtful accounts                             $    124,000                  --          (49,000)       $        75,000
                                                            ------------          ----------       ----------        ---------------
Allowance for sales discounts, returns and allowances       $  3,264,000           7,192,000       (7,598,000)       $     2,858,000
                                                            ------------          ----------       ----------        ---------------
Fiscal Year ended June 30, 2005
-------------------------------
Allowance for doubtful accounts                             $    177,000                  --          (53,000)       $       124,000
                                                            ------------          ----------       ----------        ---------------
Allowance for sales discounts, returns and allowances       $  2,384,000           7,720,000       (6,840,000)       $     3,264,000
                                                            ------------          ----------       ----------        ---------------

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.  Description
-----------  -----------

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

4(a) Promissory Note of the Registrant dated August 14, 2002 payable to the order of Hudson United Bank ("HUB") in the original principal amount of $3,250,000 (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2002).

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

10(a) Third Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents dated September 22, 2006 between the Registrant and HUB (incorporated herein by reference to Exhibit
             10.1 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated September 26, 2006).

10(b) 2000 Stock Option Plan of the Registrant (incorporated herein by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30,
             2006).*

10(c) Second Amended and Restated Stockholders' Agreement dated May 12, 2003 among the Registrant and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 9 to the Schedule 13D dated May 15, 2003 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

10(d) Letter Agreement dated as of December 29, 1997 between the Registrant and Robert Chestnov (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current

Exhibit No.  Description
-----------  -----------

             Report on Form 8-K, file No. 1-5863, for the fiscal year ended June 30, 1998).*

10(e)        Purchase  and  Sale  Agreement dated January 10, 2002 between  Mark
             Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

10(f) Consulting Agreement dated January 10, 2002 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

10(g) Amendment to Consulting Agreement dated December 15, 2003 between Natoosh, LLC, Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2004).

10(h) Payment and Indemnification Agreement dated January 10, 2002 by and among Capital Factors, Inc., Topsville, Inc., Mark Nitzberg and the Registrant (incorporated herein by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated January 24, 2002).

10(i) Consent and Joinder Agreement dated August 10, 2004 among the Registrant, Mark Nitzberg and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit U to Amendment No. 12 to the Schedule 13D dated August 16, 2004 of Allan Ginsburg, Robert Chestnov, Abe Ginsburg and Howard Ginsburg.).

10(j) Consent and Joinder Agreement dated June 6, 2006 among the Registrant, Bruce Cahill, John Halbreich, and the persons listed on Schedule A thereto (incorporated herein by reference to Exhibit
             10(l) to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2006).

10(k) Mortgage dated as of August 31, 2006 of Spring Valley Associates, LLC in favor of the Company (incorporated herein by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated September 1, 2006).

10(l) Promissory Note dated as of August 31, 2006 of Spring Valley Associates, LLC in favor of the Company (incorporated herein by reference to Exhibit 10.02 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated September 1, 2006).

10(m) Agreement of Lease dated as of September 1, 2006 between the Company and Spring Valley Associates, LLC (incorporated herein by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated August 23, 2006).

10(n) Agreement to Sell and Purchase Real Property dated as of June 15, 2007 between the Company and 5801 Jefferson Street, LLC (incorporated herein by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K, File No. 1-5863, dated June 25, 2007).

14           Code  of  Ethics   for  Finance  Professionals  of  the  Registrant
             (incorporated herein by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K, File No. 1-

Exhibit No.  Description
-----------  -----------
             5863, for the fiscal year ended June 30, 2004).

21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2006).

14 Code of Ethics for Finance Professionals of the Registrant (incorporated herein by reference to Exhibit 14 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2004).

21 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K, File No. 1-5863, for the fiscal year ended June 30, 2006).

31(a) Rule 13a-14(a) Certification of Robert Chestnov, President and Chief Executive Officer of the Company.+

31(b)        Rule   13a-14(a)   Certification  of  Anthony  Christon,  Principal
             Financial Officer of the Company.+

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

-----------------
*Management contract or compensatory plan or arrangement.
+Filed with this Form 10-K.