Form 10-Q
period 2007-09-30
JACLYN INC
filed 2007-11-14
CIK 52969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-Q

                             -----------------------
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ending September 30, 2007

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from__________ to__________

                          Commission File Number 1-5354
                                  Jaclyn, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                         22-1432053
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)

197 West Spring Valley Ave., Maywood, New Jersey               07607
    (Address of principal executive offices)                (Zip code)

                                 (201) 909-6000
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Title of Class                Shares Outstanding on November 1, 2007
-----------------------------      --------------------------------------
Common Stock, $1.00 par value                   2,468,614

                          JACLYN, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                    September 30,    June 30,
                                                                        2007           2007
                                                                     (Unaudited)    (See below)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                           $         769   $     1,349
Accounts receivable, net                                                   25,286        17,787
Inventory                                                                  11,517         9,243
Prepaid expenses and other current assets                                   2,674         1,788
                                                                    -------------   -----------
TOTAL CURRENT ASSETS                                                       40,246        30,167
                                                                    -------------   -----------
PROPERTY PLANT AND EQUIPMENT, NET                                           3,880         3,921
ASSETS HELD FOR SALE                                                          357           357
GOODWILL                                                                    3,338         3,338
OTHER ASSETS                                                                  307           294
                                                                    -------------   -----------
TOTAL ASSETS                                                        $      48,128   $    38,077
                                                                    =============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable - bank                                                $      13,130   $     4,515
Accounts payable                                                            8,186         4,411
Other current liabilities                                                   4,139         6,717
                                                                    -------------   -----------
TOTAL CURRENT LIABILITIES                                                  25,455        15,643
                                                                    -------------   -----------
MORTGAGE PAYABLE                                                            2,341         2,387
OTHER LIABILITIES                                                             562           448
DEFERRED INCOME TAXES                                                         325           325
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock                                                                3,369         3,369
Additional paid-in capital                                                  9,518         9,518
Retained earnings                                                          13,175        13,004
                                                                    -------------   -----------
                                                                           26,062        25,891
Less: Common shares in treasury at cost                                     6,617         6,617
                                                                    -------------   -----------
TOTAL STOCKHOLDERS' EQUITY                                                 19,445        19,274
                                                                    -------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $      48,128   $    38,077
                                                                    -------------   -----------

The June 30, 2007 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                      (In Thousands, Except Share Amounts)

                                                                         Three Months Ended
                                                                           September 30,

                                                                        2007           2006
                                                                    -------------   -----------
Net sales                                                           $      37,453   $    40,624
Cost of goods sold                                                         29,200        32,121
                                                                    -------------   -----------
Gross profit                                                                8,253         8,503
                                                                    -------------   -----------

Shipping, selling and administrative expenses                               7,612         7,390

Interest expense                                                              146           347
                                                                    -------------   -----------
                                                                            7,758         7,737
                                                                    -------------   -----------
Earnings before provision for income taxes                                    495           766
Provision for income taxes                                                    195           303
                                                                    -------------   -----------
Net earnings                                                        $         300   $       463
                                                                    =============   ===========
Net earnings per common share - basic                               $         .12   $       .19
                                                                    =============   ===========
Weighted average number of shares outstanding - basic                   2,468,000     2,483,000
                                                                    =============   ===========
Net earnings per common share - diluted                             $         .12   $       .18
                                                                    =============   ===========
Weighted average number of shares outstanding - diluted                 2,506,000     2,529,000
                                                                    =============   ===========

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                         Three Months Ended
                                                                           September 30,

                                                                        2007           2006
                                                                    -------------   -----------
Cash Flows From Operating Activities:
Net Earnings                                                        $         300   $       463
Adjustments to reconcile net earnings to net cash used in
   operating activities:
Depreciation and amortization                                                 100            99
Changes in assets and liabilities:
   Increase in accounts receivable, net                                    (7,499)       (1,314)
   Increase in inventory                                                   (2,274)       (2,751)
   Increase in prepaid expenses and other assets                             (902)         (244)
   Increase (decrease) in accounts payable and other
     current liabilities                                                    1,194          (732)

                                                                    -------------   -----------
Net cash used in operating activities                                      (9,081)       (4,479)
                                                                    -------------   -----------

Cash Flows From Investing Activities:
   Purchase of property and equipment                                         (56)          (55)
   Investment in leased building                                              (15)       (2,400)
                                                                    -------------   -----------
Net cash used in investing activities                                         (71)       (2,455)
                                                                    -------------   -----------

Cash Flows From Financing Activities:
   Net increase in notes payable - bank                                     8,615         6,820
   Payment of long-term debt                                                  (43)          (45)
                                                                    -------------   -----------
Net cash provided by financing activities                                   8,572         6,775
                                                                    -------------   -----------
Net decrease in Cash and Cash Equivalents                                    (580)         (159)
Cash and Cash Equivalents, beginning of period                              1,349           932
                                                                    -------------   -----------
Cash and Cash Equivalents, end of period                            $         769   $       773
                                                                    -------------   -----------
Supplemental Information:
   Interest paid                                                    $         104   $       266
                                                                    -------------   -----------
   Taxes paid                                                       $       1,058   $       411
                                                                    -------------   -----------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                         UNAUDITED FINANCIAL STATEMENTS

1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of earnings, and the condensed consolidated statements of cash flows for the three month periods ended September 30, 2007 and 2006, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-K for the year ended June 30, 2007. The results of operations for the period ended September 30, 2007 are not necessarily indicative of operating results for the full fiscal year.

      Consolidation of Variable Interest Entity - On August 22, 2006, the Company entered into a lease agreement for a new corporate office building, in connection with the relocation of the Company's executive offices from West New York, NJ to Maywood, New Jersey during fiscal 2007. The lease has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index.

      The lessor, 195 Spring Valley Associates, LLC, (the "Lessor") purchased the corporate office building at a closing, which also took place in August 2006. The Company provided the Lessor with $2,200,000 in mortgage financing, secured by a first priority mortgage in favor of the Company on the land, office building, and other customary rights of the mortgagor. Further, the Company placed a deposit with the Lessor in the amount of $200,000 in connection with its option to purchase the property.

      For accounting purposes, the Company determined that the Lessor is a variable interest entity and the Company is its primary beneficiary as defined by FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). Accordingly, the financial statements of the Lessor were consolidated with those of the Company.

      The effect of the Company's consolidation of the Lessor is that the lease transaction is treated as a financing, and the lease obligation, mortgage notes and deposits have been eliminated in consolidation. The cost of the building, approximately $2,900,000, and the unamortized capital of the equity owners of the Lessor (minority interest), approximately

$500,000, are reflected in the September 30, 2007 and June 30, 2007 Condensed Consolidated Balance Sheets. There was no significant impact to net earnings.

Recently Issued Accounting Standards:

      In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year beginning July 1, 2007. The Company has determined that the impact of FIN 48 on the Company's consolidated financial statements is approximately $129,000.

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

      The 1990 Stock Option Plan of the Company, as amended (the "1990 Plan"), provided for the grant of an aggregate of 500,000 shares of common stock. Options may no longer be granted under the 1990 Plan, although at September 30, 2007 the 1990 Plan also remains in effect for options outstanding.

      The Company's 2000 Stock Option Plan, as amended (the "2000 Plan"), initially provided for the grant of options to purchase up to 300,000 shares of common stock. It was amended during fiscal 2004 to increase the number of shares of common stock for which options may be granted by an additional 250,000 shares, to a total of 550,000 shares. At September 30, 2007, 185,000 shares were available for future grants under the 2000 Plan, under which incentive and non-statutory stock options may be granted to key executives, consultants, directors and other key employees. Stock options may not be granted at less than the fair market value at the date of grant or 110% of the fair market value for individuals who own or are deemed to own more than 10% of the combined voting power of all classes of stock of the Company. Stock options generally vest immediately and generally are granted for a ten-year term.

      During the quarter, the Board of Directors approved a new stock-based plan, the Jaclyn, Inc. 2007 Stock Incentive Plan, subject to approval at the 2007 Annual Meeting of Stockholders of the Company, at which time it will become effective. If approved by stockholders, the 2007 Plan will allow the Company to make grants of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, and stock awards to employees, as well as stock options, SARs, restricted stock, and restricted stock units to our non-employee directors. If stockholders approve the 2007 Plan, the Company will make no further grants of options under the 2000 Plan, although outstanding options will not be affected and will remain outstanding in accordance with their respective terms.

      The Company did not grant any stock options during the first quarter of fiscal 2008 or fiscal 2007. There were no forfeitures of stock options during the first quarter of fiscal 2008.

3.    Earnings Per Share:

      The Company's calculation of Basic and Diluted Net Earnings Per Common Share follows (in thousands, except share amounts):

                                                          Three Months Ended
                                                            September 30,
                                                      -------------------------
                                                          2007          2006
                                                      -----------   -----------
   Basic Net Earnings Per Common Share:
   Net Earnings                                       $       300   $       463
                                                      -----------   -----------
   Basic Weighted Average Shares Outstanding            2,468,000     2,483,000
                                                      -----------   -----------
   Basic Net Earnings Per Common Share                $       .12   $       .19
                                                      -----------   -----------

                                                          Three Months Ended
                                                            September 30,
                                                      -------------------------
                                                          2007          2006
                                                      -----------   -----------
   Diluted Net Earnings Per Common Share:
   Net Earnings                                       $       300   $       463
                                                      -----------   -----------

   Basic Weighted Average Shares Outstanding            2,468,000     2,483,000
   Add: Dilutive Options                                   38,000        46,000
                                                      -----------   -----------

   Diluted Weighted Average Shares Outstanding          2,506,000     2,529,000
                                                      -----------   -----------

   Diluted Net Earnings Per Common Share              $       .12   $       .18
                                                      -----------   -----------

      Options to purchase 57,500 shares of the Company's common stock were outstanding as of September 30, 2006, but were not included in the computation of diluted earnings per share for the quarter then ended because these options were anti-dilutive. There were no options to purchase shares of the Company's common stock at September 30, 2007 that were antidilutive.

4.    Inventories:
      -----------

      Inventories consist of the following components (in thousands):

                                              September 30, 2007   June 30, 2007
                                              ------------------   -------------
   Raw materials                              $               14   $          42
   Finished Goods                                         11,503           9,201
                                              ------------------   -------------
                                              $           11,517   $       9,243
                                              ------------------   -------------

5.    Repurchase of Common Stock:
      --------------------------

      The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's common stock. On September 27, 2006 the Board of Directors authorized an increase in the Company's common stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. For the three-month period ended September 30, 2007, the Company did not purchase any shares of its common stock in connection with this repurchase program. As of September 30, 2007, the Company has purchased a total of 343,726 shares of its common stock at a cost of approximately $1,966,000 in connection with the repurchase program.

6.    Financing Agreements:
      --------------------

      In September 2006, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2008, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of September 30, 2007. As of September 30, 2007, borrowing on the short-term line of credit was $13,130,000, and at that date the Company had $22,315,000 of additional availability (based on the borrowing formula) under the credit facility. At September 30, 2007 the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $13,233,000. Borrowing during the quarter ended September 30, 2007 was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at September 30, 2007 was 7.75%.

      In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after January 2, 2009 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of September 30, 2007 is approximately $2,520,000, of which the current portion of approximately $179,000 is included in other current liabilities as of September 30, 2007.

      In June 2007, the Company entered into an agreement for the sale of the Company's former executive office and warehouse facility, as well as two adjacent lots, located in West New York, New Jersey. The proposed purchase price is $8,000,000, the substantial portion of which is payable at closing. The closing of the sale is scheduled for February 15, 2008, although the proposed purchaser has the right to extend the closing date for one additional 4-month period upon payment of an extension fee. The closing is contingent on the proposed purchaser's receipt of governmental approvals required for the construction of residential, multi-family housing consisting of 150 residential units, as well as a number of other contingencies and conditions, including the receipt of acquisition and construction loan commitments. However, since the proposed transaction is subject to a number of conditions and contingencies, including the receipt of required governmental approvals, there is no assurance that a sale of the property will be concluded.

7.    Contractual Obligations and Commercial Commitments:
      --------------------------------------------------

      The Company leases office facilities under non-cancelable operating leases that expire in various years through the year ended June 30, 2014.

      Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

                                              Year Ended   Office and Showroom
                                               June 30,         Facilities
                                              ----------   -------------------
                                                 2008      $         1,096,000

                                                 2009                1,166,000

                                                 2010                  578,000

                                                 2011                  427,000

                                                 2012                  407,000

                                              Thereafter             1,435,000

      The Company has entered into licensing arrangements with several companies. The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements that expire in various years through 2008. Aggregate minimum commitments by fiscal year are as follows:

                              Year Ended     Minimum
                               June 30,    Commitments
                               --------    -----------

                                  2008     $   183,000

      From time to time, the Company and its subsidiaries may become a party to legal proceedings, which arise in the normal course of business. At September 30, 2007, there were no material pending legal proceedings to which the Company was a party.

      The Company has not provided any financial guarantees as of September 30, 2007.

8.    Retirement Plans:
      ----------------

      The Company's pension plan was terminated effective January 31, 2006 and a final distribution to its participants was made prior to the end of fiscal 2007.

      Pension expense for the fiscal quarter ended September 30, 2009 includes the following components:

Fiscal Quarter Ended September 30,                                     2006

Components of Net Periodic Benefit Cost:

   Service cost                                                     $       -

   Interest cost                                                       85,800

   Expected return on assets                                          (83,135)

   Amortization of prior service cost                                       -

   Amortization of actuarial loss                                      41,835
                                                                    ---------

   Net periodic cost                                                $  44,500
                                                                    ---------

9.    Income Taxes:
      ------------

      Effective July 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, the Company recorded a decrease to beginning retained earnings of approximately $129,000 and increased net liabilities for uncertain tax positions and related interest and penalties by a corresponding amount. Net uncertain tax positions of $129,000 as of the adoption date would favorably impact the effective tax rate if these net liabilities were reversed.

      The Company files income tax returns in the U.S. federal jurisdiction and in various states and a foreign location. The U.S. federal filings and state purposes for the fiscal years ended 2004 through 2007 and foreign filing (Hong
Kong) for fiscal years ended 2001 through 2007 remain open for examination by the taxing authorities. The Company believes that its tax positions comply with applicable tax laws and that it has adequately provided for these matters. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change within the next twelve months.

      The Company recognizes interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. As of the adoption date, the total amount of accrued interest and penalties was $10,000. The Company recorded approximately $3,000 in interest and penalties for the first quarter of 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The Company and its subsidiaries are engaged in the design, manufacture, distribution and sale of women's and children's apparel, and fabric handbags, sport bags, backpacks, cosmetic bags, and related products. Our apparel lines include women's loungewear, sleepwear, dresses and sportswear, and lingerie, as well as infants' and children's clothing. Our products are, for the most part, made to order, and are marketed and sold to a range of retailers; primarily national mass merchandisers.

      Our business is subject to substantial seasonal variations. In that regard, our net sales and net earnings generally have been higher during the period from June to November (which includes our first fiscal quarter and a portion of our second and fourth fiscal quarters) coinciding with sales to our customers for back-to-school and holiday shopping, while net sales and net earnings for the other months of our fiscal year are typically lower due, in part, to the traditional slowdown by our customers immediately following the winter holiday season. We expect that trend to continue during fiscal 2008. However, any significant decrease in back-to-school and winter holiday shopping could have a material adverse effect on our financial condition and results of operations. The Company believes that seasonality is consistent with the general pattern associated with sales to the retail industry. The Company's quarterly results of operations may also fluctuate significantly as a result of a number of other factors, including the timing of shipments to customers and economic conditions. Accordingly, comparisons between quarters may not necessarily be meaningful, and the results for any one quarter are not necessarily indicative of future quarterly results or of full-year performance.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically evaluated for continued reasonableness, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2007, which we filed with the Securities and Exchange Commission on September 27, 2007.

Liquidity and Capital Resources

      The Company's cash and cash equivalents decreased $580,000 during the three-month period ended September 30, 2007 to $769,000 from $1,349,000 at June 30, 2007.

      Net cash used in operating activities totaled $9,081,000, primarily from an increase in accounts receivable totaling $7,499,000 resulting from higher levels of shipping in this year's first quarter compared to the last fiscal quarter of 2007, and an increase in inventory levels totaling $2,274,000 to meet anticipated second quarter shipping requirements, which were not fully offset by a net increase of $1,194,000 in accounts payable and other current liabilities. The net increase in accounts payable and other current liabilities consisted mostly of inventory accruals, which were not fully offset by a decrease in commissions and incentive payments due to the timing of such payments.

      Funds provided by financing activities of $8,572,000 were the result of $8,615,000 in borrowing under the Company's bank line of credit used to finance our seasonal business activity, slightly offset by the payment of long-term debt totaling $43,000.

      Net cash used in investing activities totaling $71,000 was primarily for property and equipment purchases totaling $56,000.

      In September 2006, the Company amended its existing bank credit facility. The amended facility, which expires December 1, 2008, provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of September 30, 2007. As of September 30, 2007, borrowing on the short-term line of credit was $13,130,000, and at that date the Company had $22,315,000 of additional availability (based on the borrowing formula) under the credit facility. At September 30, 2007 the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $13,233,000. Borrowing during the quarter ended September 30, 2007 was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at September 30, 2007 was 7.75%.

      In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum through August 31, 2008. The financing has a fifteen-year term, but is callable by the bank lender at any time after January 2, 2009 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of September 30, 2007 is approximately $2,520,000.

      In June 2007, the Company entered into an agreement for the sale of the Company's former executive office and warehouse facility, as well as two adjacent lots, located in West New York, New Jersey. The proposed purchase price is $8,000,000, the substantial portion of which is payable at closing. The closing of the sale is scheduled for February 15, 2008, although the proposed purchaser has the right to extend the closing date for one additional 4-month period upon payment of an extension fee. The closing is contingent on the proposed purchaser's receipt of governmental approvals required for the construction of residential, multi-family housing consisting of 150 residential units, as well as a number of other contingencies and conditions, including the receipt of acquisition and construction loan commitments. However, since the proposed transaction is subject to a number of conditions and contingencies, including the receipt of required governmental approvals, there is no assurance that a sale of the property will be concluded.

      The Company believes that funds provided by operations, existing working capital, and the Company's bank line of credit and mortgage financing will be sufficient to meet anticipated working capital needs for the next twelve months.

      There were no material commitments for capital expenditures at September 30, 2007.

      The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's common stock. On September 27, 2006 the Board of Directors authorized an increase in the Company's common stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company intends to finance these repurchases from its own funds from operations and/or from its bank credit facility. For the three-month period ended September 30, 2007, the Company did not purchase any shares of its common stock under this repurchase program. As of September 30, 2007, the Company has purchased a total of 343,726 shares of its common stock at a cost of approximately $1,966,000 in connection with the repurchase program.

Contractual Obligations and Commercial Commitments

      To  facilitate  an  understanding  of  our  contractual   obligations  and
commercial commitments, the following data is provided as of September 30, 2007:

                     * * * * Payments Due by Period * * * *

                                                       Less than 1                                More than
Contractual Obligations                    Total          Year        1-3 Years     3-5 Years      5 Years
Notes Payable                          $ 13,130,000   $ 13,130,000   $         -   $         -   $         -

Mortgage Payable                          2,520,000        179,000       323,000       366,000     1,652,000

Royalties                                   183,000        183,000             -             -             -

Operating Leases                          5,109,000      1,096,000     1,744,000       834,000     1,435,000
                                       ----------------------------------------------------------------------
Total Contractual Obligations          $ 20,942,000   $ 14,588,000   $ 2,067,000   $ 1,200,000   $ 3,087,000
                                       ----------------------------------------------------------------------

                                           Total        Less than        1-3                      More than
Other Commercial Commitments            Commitments      1 Year         Years       3-5 Years      5 Years
Letters of Credit                      $ 13,233,000   $ 13,233,000             -             -             -
                                       ------------   ------------

Total Commercial Commitments           $ 13,233,000   $ 13,233,000             -             -             -
                                       ------------   ------------

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

      On August 22, 2006, the Company entered into a lease agreement for a new corporate office building, and relocated the Company's executive offices from West New York, NJ to Maywood, New Jersey during fiscal 2007. The lease has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index. The lessor, 195 Spring Valley Associates, LLC, (the "Lessor") purchased the corporate office building at a closing, which also took place in August 2006. The Company provided the Lessor with $2,200,000 in mortgage financing, secured by a first priority mortgage in favor of the Company on the land, office building, and other customary rights of the mortgagor. The Company placed a deposit with the Lessor in the amount of $200,000 in connection with the option to purchase the property. For accounting purposes, the Company determined that the Lessor is a variable interest entity and the Company is its primary beneficiary as defined by FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). Accordingly, the financial statements of the Lessor were consolidated with those of the Company.

Results of Operations

      Net sales were $37,453,000 during the three-month period ended September 30, 2007, compared to $40,624,000 in the prior fiscal three-month comparable period. Sales by category were as follows:

      Net sales for the Apparel category were $23,533,000, or $240,000 lower than the prior fiscal year. We experienced an 8.8% increase in our children's apparel division due to the timing of shipping programs which were delayed by one customer from the fourth quarter of fiscal 2007 until the first quarter of fiscal 2008. However, this sales increase was offset, in part, by a 20.7% reduction in net sales in the women's sleepwear division also the result of the timing of shipments, but in this instance, from the first quarter to the second quarter of fiscal 2008. In addition, last year's first quarter included net sales of our former catalogue division, which we phased out during that quarter.

      Net sales totaling $13,920,000 for the Handbags category in the first quarter of fiscal 2008 represents a 17.4% decrease compared to $16,851,000 in net sales for the same quarter of the prior fiscal year. Approximately $800,000 of the sales decrease, or 4.8% of the 17.4% overall decrease, relates to a customer sales allowance for a product which was manufactured by a foreign, third-party supplier and did not meet our quality standards. The remainder of the sales decrease primarily reflected 15.0% lower sales in the premium incentive business due to the timing of shipments to one of its significant customers to the second quarter of fiscal 2008 from the first fiscal quarter. In addition, net sales were 30.5% lower in the handbag business for the first quarter versus last year's first quarter primarily due to fewer orders received from a significant customer.

      Gross margins were 22.0% in the first quarter of fiscal 2008 compared to 20.9% in the first quarter of 2007. Gross margins by category were as follows:

      Gross margin for the Apparel category decreased to 24.4% in the first three months of fiscal 2007 from 26.2% in the first quarter of fiscal 2007. The
1.8 percentage point decrease was primarily the result of lower margins in the women's sleepwear division due to the mix of items sold in the current fiscal quarter compared to last year's first fiscal quarter.

      Gross margin for the Handbags category in the first quarter of fiscal 2008 improved to 18.1 % from 13.6% in the first quarter of fiscal 2007. This increase was mainly due to improved premium incentive business margins attributable to product mix. Higher margins in the handbag business were also the result of product mix.

      Shipping, selling and administrative expenses increased by $222,000 to $7,612,000, or 18.2% of net sales, from $7,390,000, or 21.2% of net sales, mainly due to higher product development costs of $252,000 for the women's apparel, the children's apparel and the premium businesses relating to developing potential additional future business. In addition, the Company experienced an increase of approximately $183,000 in general and administrative costs, mostly the result of higher outside professional and consulting fees, as well as higher selling costs totaling $69,000 due primarily to higher selling office rent expense in the first quarter of fiscal

2008 compared to last year's first fiscal quarter. Offsetting these increases, in part, were lower royalty expense of $245,000. Last year's corresponding quarter included royalty expenses relating to net sales of licensed products, as well as minimum royalty commitments which were not met and had to be expensed, in each case which did not recur during the first quarter this year. Lower commission expense totaling $62,000 and lower shipping and warehousing expense totaling $19,000 were the result of lower sales volume in the first fiscal quarter of 2008 compared to the same quarter last year.

      Interest expense in the first quarter of fiscal 2008 decreased to $146,000, or $201,000 below the last year's first quarter of $347,000, primarily the result of a lower level of average borrowing. The lower level of borrowing was due primarily to the timing of shipments to customers in addition to improved cash collections from a greater proportion of direct ship business which has shorter payment terms in the current fiscal quarter ended September 30, 2007 compared to last year's same fiscal quarter.

      The decrease of $271,000 in earnings before income taxes for the three month period ended September 30, 2007 to $495,000 from earnings before income taxes of $766,000 in the prior fiscal comparable period was primarily due to lower net sales and gross profit dollars, as well as higher shipping, selling and administrative expenses, not fully offset by lower interest expense, as discussed above. For the three-month period ended September 30, 2007, the Company had an effective tax rate of 39.4 % compared to 39.6 % in the first three-month period of the prior year. Net earnings decreased $163,000 to $300,000 for the three-month period ended September 30, 2007 from $ 463,000 in the prior comparable period.

Recently Issued Accounting Standards:

      In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year beginning July 1, 2007. The Company has determined that the impact of FIN 48 on the Company's consolidated financial statements is approximately $129,000.

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

Forward-Looking Statements.

      In order to keep stockholders and investors informed of the future plans of the Company, this Form 10-Q contains and, from time to time, other reports and oral or written statements issued by the Company may contain, forward-looking statements concerning, among other things, the Company's future plans and objectives that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company's forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions, competition; potential changes in customer spending; acceptance of product offerings and designs; the variability of consumer spending resulting from changes in domestic economic activity; a highly promotional retail environment; any significant variations between actual amounts and the amounts estimated for those matters identified as critical accounting estimates as well as other significant accounting estimates made in the preparation of the Company's financial statements; and the impact of hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Accordingly, actual results may differ materially from such forward-looking statements. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in
assumptions  or  changes  in  other  factors   affecting  such   forward-looking
statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      There have been no material changes in the information set forth under the caption "Item 7A-Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 4. Controls and Procedures.

      At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 4T. Controls and Procedures.

      Not applicable.

                                    PART II.

                                OTHER INFORMATION

Item 1A. Risk Factors.

      There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

                                                  JACLYN, INC.
                                                  ------------
                                                  (Registrant)

November 14, 2007                                 /s/ Allan Ginsburg
                                                  ----------------------------
                                                  Allan Ginsburg
                                                  Chairman of the Board

November 14, 2007                                 /s/ Anthony Christon
                                                  ----------------------------
                                                  Anthony Christon
                                                  Vice President
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