Form 10-Q
period 2007-12-31
JACLYN INC
filed 2008-02-14
CIK 52969

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q

                             -----------------------
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ending December 31, 2007

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from__________ to__________

                          Commission File Number 1-5354

                                  Jaclyn, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                     22-1432053
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

197 West Spring Valley Avenue, Maywood, New Jersey         07607
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         Title of Class                  Shares Outstanding on February 1, 2008
         --------------                  --------------------------------------
  Common Stock, $1.00 par value                        2,468,614

Item 1. Financial Statements.
-----------------------------

                          JACLYN, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                   December 31,      June 30,
                                                      2007             2007
                                                    (Unaudited)     (See below)

ASSETS
CURRENT ASSETS:

Cash and cash equivalents                          $      1,495    $     1,349
Accounts receivable, net                                 18,606         17,787
Inventory                                                 7,832          9,243
Prepaid expenses and other current assets                 2,946          1,788
                                                   ------------    -----------
TOTAL CURRENT ASSETS                                     30,879         30,167
                                                   ------------    -----------
PROPERTY PLANT AND EQUIPMENT, NET                         3,839          3,921
ASSETS HELD FOR SALE                                        357            357
GOODWILL                                                  3,338          3,338
OTHER ASSETS                                                335            294
                                                   ------------    -----------
TOTAL ASSETS                                       $     38,748    $    38,077
                                                   ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Notes payable - bank                               $      2,905    $     4,515
Accounts payable                                          7,061          4,411
Other current liabilities                                 5,546          6,717
                                                   ------------    -----------
TOTAL CURRENT LIABILITIES                                15,512         15,643
                                                   ------------    -----------
MORTGAGE PAYABLE                                          2,294          2,387

OTHER LIABILITIES                                           571            448

DEFERRED INCOME TAXES                                       325            325
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

Common stock                                              3,369          3,369
Additional paid-in capital                                9,518          9,518
Retained earnings                                        13,776         13,004
                                                   ------------    -----------
                                                         26,663         25,891
Less: Common shares in treasury at cost                   6,617          6,617
                                                   ------------    -----------
TOTAL STOCKHOLDERS' EQUITY                               20,046         19,274
                                                   ------------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     38,748    $    38,077
                                                   ------------    -----------

The June 30, 2007 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Unaudited)
                  (In Thousands, Except Share and Per Share Amounts)

                                                                Three Months ended             Six Months ended
                                                                    December 31,                 December 31,
                                                               2007            2006           2007           2006
                                                               ----            ----           ----           ----
Net sales                                                  $      40,193   $     47,584   $     77,646   $     88,208
Cost of goods sold                                                30,555         35,724         59,755         67,845
                                                           -------------   ------------   ------------   ------------
Gross profit                                                       9,638         11,860         17,891         20,363
                                                           -------------   ------------   ------------   ------------

Shipping, selling and administrative expenses                      8,426          8,649         16,038         16,039
Interest expense                                                     214            369            360            716
                                                           -------------   ------------   ------------   ------------
                                                                   8,640          9,018         16,398         16,755
                                                           -------------   ------------   ------------   ------------
Earnings before income taxes                                         998          2,842          1,493          3,608
Provision for income taxes                                           397          1,126            592          1,429
                                                           -------------   ------------   ------------   ------------
Net earnings                                               $         601   $      1,716   $        901   $      2,179
                                                           =============   ============   ============   ============
Net earnings per common share - basic                      $         .24   $        .69   $        .36   $        .88
                                                           =============   ============   ============   ============
Weighted average number of shares outstanding - basic          2,469,000      2,478,000      2,469,000      2,481,000
                                                           =============   ============   ============   ============
Net earnings per common share - diluted                    $         .24   $        .68   $        .36   $        .86
                                                           =============   ============   ============   ============
Weighted average number of shares outstanding - diluted        2,537,000      2,541,000      2,521,000      2,544,000
                                                           =============   ============   ============   ============

       See notes to condensed consolidated unaudited financial statements.

                          JACLYN, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                             Six Months Ended
                                                               December 31,

                                                             2007        2006
                                                             ----        ----
   Cash Flows From Operating Activities:
   Net Earnings                                           $     901   $   2,179
   Adjustments to reconcile net earnings to net cash provided by operating activities:

   Gain on forfeited real estate contract                      (150)          -
   Depreciation and amortization                                199         214
   Changes in assets and liabilities:
      Increase in accounts receivable, net                     (819)       (694)
      Decrease (increase) in inventory                        1,411      (2,966)
      (Increase) decrease in prepaid expense and other
         assets                                              (1,204)        169
      Increase in accounts payable and other current
         liabilities                                          1,648       3,986

                                                          ---------   ---------
    Net cash provided by operating activities                 1,986       2,888
                                                          ---------   ---------

    Cash Flows From Investing Activities:
      Purchase of property and equipment                       (112)        (85)

      Investment in leased building                             (31)     (2,421)
                                                          ---------   ---------
    Net cash used in investing activities                      (143)     (2,506)
                                                          ---------   ---------

    Cash Flows From Financing Activities:
      Net decrease in loans payable - bank                   (1,610)       (805)

      Payment of long-term debt                                 (87)        (81)
      Repurchase of common stock                                  -         (55)
      Exercise of stock options                                   -          10
                                                          ---------   ---------
Net cash used in financing activities                        (1,697)       (931)
                                                          ---------   ---------
Net increase (decrease) in Cash and Cash Equivalents            146        (549)
Cash and Cash Equivalents, beginning of period                1,349         932
                                                          ---------   ---------
Cash and Cash Equivalents, end of period                  $   1,495   $     383
                                                          ---------   ---------
Supplemental Information:
    Interest paid                                         $     348   $     687
                                                          ---------   ---------
    Taxes paid                                            $   1,226   $     642
                                                          ---------   ---------

See notes to condensed consolidated financial statements.

                          JACLYN, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                         UNAUDITED FINANCIAL STATEMENTS

1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed consolidated balance sheet as of December 31, 2007, the condensed consolidated statements of earnings and cash flows for the three and six-month periods ended December 31, 2007 and 2006, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2007 Annual Report to Stockholders for the year ended June 30, 2007. The results of operations for the period ended December 31, 2007 are not necessarily indicative of operating results for the full fiscal year.

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

      The effect of the Company's consolidation of the Lessor is that the lease transaction is treated as a financing, and the lease obligation, mortgage notes and deposits have been eliminated in consolidation. The cost of the building, approximately $2,900,000, and the $500,000 unamortized capital of the equity owners of the Lessor (minority interest), of which the unamortized balance of approximately $417,000 is reflected in the December 31, 2007 Condensed Consolidated Balance Sheet. There was no significant impact to net earnings.

Recently Issued Accounting Standards:

      In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for the fiscal year beginning July 1, 2007. The Company determined that the impact of adopting FIN 48 on the Company's consolidated financial statements was approximately $129,000.

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

      The Company maintains two stockholder-approved Stock Option Plans for key employees and consultants of the Company. The Company terminated, effective November 29, 2005, its 1996 Non-Employee Director Stock Option Plan (the "1996 Plan"). While no further options are being granted under the 1996 Plan, it remains in effect for options outstanding.

      The 1990 Stock Option Plan of the Company, as amended (the "1990 Plan"), provided for the grant of an aggregate of 500,000 shares of common stock. Options may no longer be granted under the 1990 Plan, although at September 30, 2007 the 1990 Plan also remains in effect for options outstanding.

      The Company's 2000 Stock Option Plan, as amended (the "2000 Plan"), initially provided for the grant of options to purchase up to 300,000 shares of common stock. It was amended during fiscal 2004 to increase the number of shares of common stock for which options may be granted by an additional 250,000 shares, to a total of 550,000 shares. The 2000 Plan permitted the grant of incentive and non-statutory stock options to key executives, consultants, directors and other key employees.

      Stock options could not be granted at less than the fair market value at the date of grant or 110% of the fair market value for individuals who own or are deemed to own more than 10% of the combined voting power of all classes of stock of the Company. Stock options generally vested immediately and generally are granted for a ten-year term.

      During the first quarter of fiscal 2008, the Board of Directors approved a new stock-based plan, the Jaclyn, Inc. 2007 Stock Incentive Plan, which became effective upon approval by stockholders of the Company at the 2007 Annual Meeting of Stockholders of the Company. The 2007 Stock Incentive Plan allows the Company to make grants of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, and stock awards to employees, as well as stock options, SARs, restricted stock, and restricted stock units to our non-employee directors. The total number of shares of common stock that may be issued pursuant to awards granted under the 2007 Stock Incentive Plan is 185,000. Effective with approval of the 2007 Stock Incentive Plan by the Company's stockholders, the Company will make no further grants of options under the 2000 Plan, although outstanding options will not be affected and will remain outstanding in accordance with their respective terms.

      The Company did not grant any stock options during the six months of fiscal 2008 or fiscal 2007. As of December 31, 2007, there were 95,500 stock options outstanding. Options to purchase 2,000 shares of common stock expired during the second quarter of fiscal 2008.

3.    Earnings Per Share:
      ------------------

      The Company's calculation of Basic and Diluted Net Earnings Per Common Share follows (in thousands, except share amounts):

                                                        Three Months Ended           Six Months Ended
                                                           December 31,                December 31,

                                                        2007          2006          2007          2006
                                                        ----          ----          ----          ----
   Basic Net Earnings Per Common Share:

   Net Earnings                                     $        601  $      1,716  $        901  $      2,179
                                                    -------------------------------------------------------
   Basic Weighted Average Shares Outstanding           2,469,000     2,478,000     2,469,000     2,481,000
                                                    -------------------------------------------------------
   Basic Net Earnings Per Common Share              $        .24  $        .69  $        .36  $        .88
                                                    -------------------------------------------------------

                                                        Three Months Ended           Six Months Ended
                                                           December 31,                December 31,

                                                        2007          2006          2007          2006
                                                        ----          ----          ----          ----
   Diluted Net Earnings Per Common Share:

   Net Earnings                                     $        601  $      1,716  $        901  $      2,179
                                                    -------------------------------------------------------
   Basic Weighted Average Shares Outstanding           2,469,000     2,478,000     2,469,000     2,481,000
   Add: Dilutive Options                                  68,000        63,000        52,000        63,000
                                                    -------------------------------------------------------
   Diluted Weighted Average Shares Outstanding         2,537,000     2,541,000     2,521,000     2,544,000
                                                    -------------------------------------------------------
   Diluted Net Earnings Per Common Share            $        .24  $        .68  $        .36  $        .86
                                                    -------------------------------------------------------

      Options to purchase 46,000 shares of the Company's common stock at December 31, 2007 were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price and would have been anti-dilutive. There were no options to purchase shares of the Company's common stock as of December 31, 2006 that were anti-dilutive. At December 31, 2007, there were 95,500 remaining options which can be exercised.

4.    Inventories:

      Inventories consist of the following components (in thousands):

                                               December 31, 2007   June 30, 2007
                                               -----------------   -------------

   Raw materials                               $              30   $          42

   Finished Goods                                          7,802           9,201
                                               -----------------   -------------
                                               $           7,832   $       9,243
                                               -----------------   -------------

5.    Repurchase of Common Stock:

      The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. On September 27, 2006 the Board of Directors authorized an increase in the Company's Common Stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. For the three and six-month periods ended December 31, 2007, the Company did not purchase any shares of its common stock in connection with this repurchase program. As of December 31, 2007, the Company has purchased a total of 343,726 shares of its Common Stock at a cost of approximately $1,966,000 in connection with the repurchase program.

6.    Financing Agreements:
      --------------------

      The Company is a party to a bank credit facility, as amended, which expires on December 1, 2008 and provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of December 31, 2007. As of December 31, 2007, borrowing on the short-term line of credit was $2,905,000, and at that date the Company had $12,250,000 of additional availability (based on the borrowing formula) under the credit facility. At December 31, 2007 the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $16,394,000. Borrowing during the quarter was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at December 31, 2007 was 7.25%.

      In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after January 2, 2009 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of December 31, 2007 is approximately $2,476,000, of which the current portion of approximately $182,000 is included in other current liabilities as of December 31, 2007.

7.    Contractual Obligations and Commercial Commitments:
      --------------------------------------------------

      The Company leases office facilities under non-cancelable operating leases that expire in various years through the year ended June 30, 2016.

      Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

                                      Year Ended         Office and Showroom
                                       June 30,               Facilities
                                       --------               ----------

                                         2008                 $  757,000

                                         2009                  1,219,000

                                         2010                    662,000

                                         2011                    514,000

                                         2012                    522,000

                                      Thereafter               1,225,000

      The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements that expire in various years through 2008. Aggregate minimum royalty commitments by fiscal year are as follows:

                                      Year Ended               Minimum
                                       June 30,          Royalty Commitments
                                       --------          -------------------

                                         2008                  $183,000

      From time to time, the Company and its subsidiaries may become a party to legal proceedings, which arise in the normal course of business. At December 31, 2007, there were no material pending legal proceedings to which the Company was a party.

      The Company has not provided any financial guarantees as of December 31, 2007.

8.    Retirement Plan:
      ---------------

      The Company's pension plan was terminated effective January 31, 2006 and a final distribution to its participants was made prior to the end of fiscal 2007.

      Pension expense was $44,500 and $89,000 for the three and six-month periods ended December 31, 2006, respectively.

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

      The Company recognizes interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. As of the adoption date, the total amount of accrued interest and penalties was $14,000. The Company recorded approximately $33,000 in interest and penalties for the first half of fiscal 2008.

10.   Proposed Stock Splits:
      ---------------------

      On December 5, 2007, the Company announced that a special committee of independent directors recommended to the Board of Directors, and the Board of Directors approved, amendments to the Company's certificate of incorporation which would result in a 1-for-250 reverse stock split of the Company's common stock, to be immediately followed by a 250-for-1 forward stock split (the "Stock Split Proposals"). Each of the Stock Split Proposals is subject to the approval of the Company's stockholders. The Company has filed with the Securities and Exchange Commission a preliminary Schedule 13E-3 Transaction Statement with respect to the Stock Split Proposals and a preliminary proxy statement with regard to a proposed stockholder vote on each of the Stock Split Proposals. The Stock Split Proposals are intended to reduce the number of stockholders of record to fewer than 300. If that is the case, the Company presently plans to cease the registration of its common stock under federal securities laws and to withdraw its shares of common stock from listing on the American Stock Exchange. The Company announced that it was taking these steps to avoid the substantial and increasing cost and expense of being an SEC reporting company and of regulatory compliance under the Sarbanes-Oxley Act of 2002. The special committee and the Board of Directors have retained the right to change the ratio of the Stock Split Proposals, or to abandon the Stock Split Proposals, if either the special committee or the Board of Directors believes that the Stock Split Proposals are no longer in the best interests of stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

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

Liquidity and Capital Resources

      The Company's cash and cash equivalents increased $146,000 during the six-month period ended December 31, 2007 to $1,495,000 from $1,349,000 at June 30, 2007.

      Net cash provided by operating activities totaled $1,986,000, primarily from an increase in accounts payable and other current liabilities of $1,648,000 due to a greater proportion of unpaid inventory-in-transit as of December 31, 2007 compared to June 30, 2007, a decrease in inventory totaling $1,411,000 in anticipation of lower third quarter shipping requirements, and net earnings totaling $901,000, offset by an increase in prepaid expenses and other assets totaling $1,204,000 and an increase in accounts receivable totaling $819,000, due to a greater amount of sales during the latter part of the second fiscal quarter of 2008 compared to the comparable fourth quarter of fiscal 2007.

      Funds used in financing activities of $1,697,000 were mostly the result of a net decrease totaling $1,610,000 in borrowing under the Company's bank line of credit and the payment of long-term debt totaling $87,000.

      Net cash used in investing activities of $143,000 primarily reflects the purchase of property and equipment purchases totaling $112,000.

      The Company is a party to a bank credit facility which expires on December 1, 2008, and provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company's peak borrowing season from June to October. Substantially all of the Company's assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of December 31, 2007. As of December 31, 2007, borrowing on the short-term line of credit was $2,905,000, and at that date the Company had $12,250,000 of additional availability (based on the borrowing formula) under the credit facility. At December 31, 2007 the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $16,394,000. Borrowing during the quarter was at the bank's prime rate or below, at the option of the Company. The bank's prime rate at December 31, 2007 was 7.25%.

      In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company's West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum through August 31, 2007. The financing has a fifteen-year term, but is callable by the bank lender at any time after January 2, 2009 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of December 31, 2007 is approximately $2,476,000, of which the current portion of approximately $182,000 is included in other current liabilities as of December 31, 2007.

      In June 2007, the Company announced it had entered into a purchase and sale agreement to sell its former executive offices and warehouse facility, as well as two adjacent lots, located in West New York, New Jersey. The proposed purchaser had the right under the purchase and sale agreement to extend the originally scheduled closing date (October 15, 2007) for two separate four-month periods and, upon the payment of $150,000, the proposed purchaser extended the closing date for the first extension period.

      The closing under the purchase and sale agreement was contingent on the proposed purchaser's receipt of governmental approvals required for the construction of residential, multi-family housing consisting of 150 residential units, as well as a number of other contingencies and conditions. On December 12, 2007, the Company received a notice indicating that the proposed purchaser would not obtain all governmental approvals by the December 15, 2007 deadline required under the purchase and sale agreement and, accordingly, was exercising the proposed purchaser's right to terminate the purchase and sale agreement.

      In light of the termination of the purchase, the Company now intends to evaluate all of its alternatives with regard to its West New York former headquarters, including the general marketing of the property.

      The Company believes that funds provided by operations, existing working capital, and the Company's bank line of credit and mortgage financing will be sufficient to meet anticipated working capital needs for the next twelve months.

      There were no material commitments for capital expenditures at December 31, 2007.

      The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company's Common Stock. On September 27, 2006 the Board of Directors authorized an increase in the Company's Common Stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. For the three and six-month periods ended December 31, 2007, the Company did not purchase any shares of its Common Stock under this repurchase program. As of December 31, 2007, the Company purchased a total of 343,726 shares of its Common Stock at a cost of approximately $1,966,000 in connection with the repurchase program.

Contractual Obligations and Commercial Commitments

      To  facilitate  an  understanding  of  our  contractual   obligations  and
commercial commitments, the following data is provided as of December 31, 2007:

                                               * * * * Payments Due by Period * * * *

                                                Less than                                 More than
Contractual Obligations             Total        1 Year       1-3 Years     3-5 Years      5 Years
-----------------------             -----        ------       ---------     ---------      -------
Notes Payable                    $ 2,905,000   $ 2,905,000   $         -   $         -   $         -

                                   2,476,000        90,000       392,000       452,000     1,542,000(1)
Mortgage Payable

                                     183,000       183,000             -             -             -
Royalties

Operating Leases                   4,899,000       757,000     1,881,000     1,036,000     1,225,000

                                 -------------------------------------------------------------------
Total Contractual
   Obligations                   $10,463,000   $ 3,935,000   $ 2,273,000   $ 1,488,000   $ 2,767,000

                                 -------------------------------------------------------------------

      (1)The Mortgage is callable on January 2, 2009, but is presented through maturity.

      (2)Effective at the beginning of the first quarter of 2007, we adopted FIN No. 48 as described in Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements. Our total liabilities for unrecognized tax benefits were approximately $160,000 at December 31, 2007. We cannot make a reasonable estimate of the period or amount, if any, of related future payments. Therefore these liabilities were not included in the above table.

                                    Total      Less than                                  More than
Other Commercial Commitments     Commitments    1 Year        1-3 Years     3-5 Years      5 Years
Letters of Credit                $16,394,000   $16,394,000             -             -             -
                                 -----------   -----------

Total Commercial Commitments     $16,394,000   $16,394,000             -             -             -
                                 -----------   -----------

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

Results Of Operations

      Net sales were $40,193,000 and $77,646,000 during the three and six-month periods ended December 31, 2007, compared to $47,584,000 and $88,208,000 in the comparable three and six-month periods during fiscal 2007. For the three-month period ended December 31, 2007, the Handbag category net sales were slightly higher (2.4%) while the six-month period was 8.5% lower. Net sales in the Apparel category dropped 22.8 % and 13.8 %, respectively, compared to last year's three and six-month period net sales.

      Sales by category were as follows:

      Net sales for the Apparel category were $26,125,000 for the three-month period ended December 31, 2007, or $7,723,000 lower than the comparable three-month period during fiscal 2007. This 22.8% decrease was primarily due to a 38.5% decrease in our children's apparel division due to the loss of a major fall program from one of its significant customers, slightly offset by a 4.5% increase in net sales in the women's sleepwear division.

      For the six-month period ended December 31, 2007, net sales for the Apparel category were $49,658,000, or 13.8 % lower than the prior fiscal year's same period mostly due to decreases in our children's apparel business and, to a lesser extent, lower net sales for our women's sleepwear business.

      Net sales totaling $14,068,000 for the Handbags category in the second quarter of fiscal 2008 represented a 2.4% increase compared to $13,736,000 in net sales for the same quarter in fiscal 2007. The increase in net sales in the second quarter primarily reflected higher sales in the premium incentive business (an increase of 21.2%) due to shipments to a significant customer that occurred in the current year's second quarter instead of the first quarter.

      This increase was not fully offset by lower handbag business during the quarter resulting from fewer orders from a considerable customer.

      For the six-month period ended December 31, 2007, net sales for the Handbags category were $27,988,000, a decline of $2,599,000, or 8.5% compared to the prior comparable six-month period, all attributable to lower handbag business in the first half of this fiscal period, for the same reason as above.

      Gross margins were 24.0% and 23.0% in the three-month and six-month periods ended December 31, 2007, compared to 24.9% and 23.1% in the comparable periods ended December 31, 2006. Gross margins by category were as follows:

      Gross margin for the Apparel category decreased to 24.7% in the three-month period ended December 31, 2007 from 27.4% in the second quarter of fiscal 2007. The 2.7 percentage point decrease was primarily the result of lower margins in the children's apparel division attributable to customer incentives given to one of the division's significant customers for slow moving merchandise, lower women's sleepwear division margins due mostly to increases in product costs. For the six-month period ended December 31, 2007, gross margins for the Apparel category declined 2.3 percentage points to 24.6% from the prior comparable period primarily for the same reasons.

      Gross margin for the Handbags category in the second quarter of fiscal 2008 improved to 22.6 % from 18.7% in the second quarter of fiscal 2007. The improvement was attributable to higher margins in our premium incentive business as a result of a settlement from one of the Company's foreign suppliers relating to quality issues and due to favorable product mix. For the six-month period ended December 31, 2007, gross margins for the Handbags category increased to 20.3% (from 15.9% in the prior year's comparable period) attributable to a 5.2 percentage point increase in the premium incentive business margins due primarily to product mix, as well as slightly higher handbag business gross margins.

      As a percentage of net sales, shipping, selling and administrative expenses increased to 21.0% for the three-month period ended December 31, 2007 from 18.2% for the three-month period ended December 31, 2006. However, shipping, selling and administrative expenses decreased by $223,000 in the second quarter of fiscal 2008 compared to the prior year comparable period, mainly due to lower sales commission costs totaling $308,000 relating to decreased sales volume in this year's second fiscal quarter, income from a forfeited option premium relating to the terminated sale of our former West New York headquarters facility totaling $150,000, and lower royalty expense totaling $99,000 related mostly to certain minimum royalty commitments which were not met last year and had to be expensed in last year's second fiscal quarter. Offsetting these reduced expenses were higher selling costs totaling $143,000, as well as higher product development costs of $93,000 for both the children's apparel and premium business relating to potential additional future business, a $106,000 increase in general and administrative expense principally due to higher compensation costs, as well as higher shipping and warehousing expense totaling $82,000 relating mostly to the mix of sales contributing to higher outside warehouse expense.

      Shipping, selling and administrative expenses for the six-month period ended December 31, 2007 also increased as a percentage of net sales (20.7% of net sales compared with 18.2% of net sales in the same period in fiscal 2007). However, total shipping, selling and administrative dollars in each period were almost identical at $16,038,000 for the six-month period ended December 31, 2007 versus $16,039,000 for the prior fiscal comparable period. Lower sales commissions totaling $371,000 relating to the lower sales volume and a decrease in royalty expense totaling $344,000 attributable to certain minimum royalty commitments which were not met and had to be expensed in fiscal 2007's first six-month period, were offset by higher product development costs of $345,000 relating to potential future business, a $275,000 increase in general and administrative costs for higher compensation related expenses, and increased shipping and warehouse costs totaling $63,000 related to the higher outside warehousing expense in this year's first six month period ended December 31, 2007 compared to the same six months last year.

      Interest expense of $214,000 in the second quarter of fiscal 2008 compares to $369,000 in the prior year's comparable quarter. For the six-month period ended December 31, 2007, interest expense totaled $360,000 versus $716,000. Both decreases are primarily the result in the current fiscal quarter and six-month period ended December 31, 2007 of a lower level of average borrowing due to the timing of shipments to customers, in addition to improved cash collections from a greater proportion of direct ship business which has shorter payment terms compared to last year's same fiscal periods.

      The decrease in earnings before income taxes of $1,844,000 and $2,115,000 for the three and six-month periods ended December 31, 2007, respectively, compared to last fiscal year's second quarter and six-month comparable periods was primarily due to lower net sales and lower gross profit dollars, not fully offset by lower interest expense, as discussed above.

      For the six-month period ended December 31, 2007, the Company's effective tax rate of 39.7 % compared to 39.6 % in the first six-month period of the prior year.

      Net earnings decreased $1,115,000 and $1,278,000 for the three and six-month periods ended December 31, 2007, respectively, compared to the prior comparable periods.

Recently Issued Accounting Standards

      In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for the fiscal year beginning July 1, 2007. The Company determined that the impact of adoopting FIN 48 on the Company's consolidated financial statements is approximately $129,000.

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

Item 4.     Controls and Procedures.

      At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

Item 1A.    Risk Factors.

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 4.     Submission of Matters to a Vote of Security Holders.

      (a) The 2007 Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on November 28, 2007.

      (b)   See item 4 (c)(i) below.

      (c)   The following matters were voted on at the Annual Meeting:

      (i) The election of nine directors to serve until the next annual meeting of stockholders and the election and qualification of their respective successors:

      Name of Director     Votes For Election      Authority to Vote Withheld
      ----------------     ------------------      --------------------------

      Abe Ginsburg         1,594,852                         332,146

      Allan Ginsburg       1,594,852                         332,146

      Robert Chestnov      1,601,886                         325,112

      Howard Ginsburg      1,596,352                         330,646

      Martin Brody         1,598,445                         328,553

      Richard Chestnov     1,612,154                         314,844

      Albert Safer         1,795,407                         131,591

      Norman Axelrod       1,798,857                         128,141

      Harold Schechter     1,796,607                         130,391

      (ii) The ratification of the appointment of Deloitte & Touche LLP as independent accountants of the Company.

            Votes For: 1,850,414   Votes Against: 79,920   Abstentions: 1,664

      (iii) The approval of the 2007 Jaclyn, Inc. Stock Incentive Plan.

            Votes For: 1,503,155   Votes Against: 84,689   Abstentions: 13,022
            Broker non-votes: 326,132

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

                                              JACLYN, INC.
                                              ------------
                                              (Registrant)

February 14, 2008                             /s/Allan Ginsburg
                                              -----------------
                                              Allan Ginsburg
                                              Chairman of the Board

February 14, 2008                             /s/ Anthony Christon
                                              --------------------
                                              Anthony Christon
                                              Vice President
                                              Chief Financial Officer

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