Form 10-Q
period 2008-03-31
JACLYN INC
filed 2008-05-15
CIK 52969

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ending March 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 1-5354
Jaclyn, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1432053 (IRS Employer Identification Number)

197 West Spring Valley Avenue, Maywood, New Jersey (Address of principal executive offices)	07607 (Zip code)

(201) 909-6000
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Title of Class	Shares Outstanding on May 1, 2008

Common Stock, $1.00 par value	2,468,614

Item 1. Financial Statements.

JACLYN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2008 (Unaudited)	June 30, 2007 (See below)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$416	$1,349
Accounts receivable, net	17,315	17,787
Inventory	8,622	9,243
Prepaid expenses and other current assets	2,093	1,788

TOTAL CURRENT ASSETS	28,446	30,167

PROPERTY PLANT AND EQUIPMENT, NET	3,852	3,921
ASSETS HELD FOR SALE	357	357
GOODWILL	3,338	3,338
OTHER ASSETS	314	294

TOTAL ASSETS	$36,307	$38,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – bank	$5,315	$4,515
Accounts payable	3,732	4,411
Other current liabilities	4,550	6,717

TOTAL CURRENT LIABILITIES	13,597	15,643

MORTGAGE PAYABLE	2,246	2,387

OTHER LIABILITIES	550	448

DEFERRED INCOME TAXES	325	325

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common stock	3,369	3,369
Additional paid-in capital	9,518	9,518
Retained earnings	13,319	13,004

	26,206	25,891
Less: Common shares in treasury at cost	6,617	6,617

TOTAL STOCKHOLDERS’ EQUITY	19,589	19,274

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,307	$38,077

The June 30, 2007 Balance Sheet is derived from audited financial statements. See notes to condensed consolidated unaudited financial statements.

JACLYN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Net sales	$31,187	$34,705	$108,833	$122,913
Cost of goods sold	24,466	25,851	84,221	93,696

Gross profit	6,721	8,854	24,612	29,217

Shipping, selling and administrative expenses	7,256	7,595	23,294	23,634
Pension plan settlement	—	3,089	—	3,089
Interest expense	99	195	459	911

	7,355	10,879	23,753	27,634

(Loss) earnings before income taxes	(634)	(2,025)	859	1,583
(Benefit) provision for income taxes	(177)	(538)	415	891

Net (loss) earnings	$(457)	$(1,487)	$444	$692

Net (loss) earnings per common share – basic	$(.19)	$(.60)	$.18	$.28

Weighted average number of shares outstanding - basic	2,469,000	2,491,000	2,469,000	2,484,000

Net (loss) earnings per common share – diluted	$(.19)	$(.60)	$.18	$.27

Weighted average number of shares outstanding - diluted	2,469,000	2,491,000	2,521,000	2,541,000

See notes to condensed consolidated unaudited financial statements.

JACLYN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended March 31,

	2008	2007

Cash Flows From Operating Activities:
Net Earnings	$444	$692
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Gain on forfeited real estate option contract	(150)	—
Pension plan settlement – Non-cash portion	—	2,188
Depreciation and amortization	298	329
Changes in assets and liabilities:
Decrease in accounts receivable, net	472	1,620
Decrease in inventory	621	1,052
(Increase) decrease in prepaid expense and other assets	(333)	170
Decrease in accounts payable and other current liabilities	(2,686)	(463)

Net cash (used in) provided by operating activities	(1,334)	5,588

Cash Flows From Investing Activities:
Purchase of property and equipment	(221)	(126)
Investment in leased building	(47)	(2,436)

Net cash used in investing activities	(268)	(2,506)

Cash Flows From Financing Activities:
Net increase (decrease) in loans payable - bank	800	(3,420)
Payment of long-term debt	(131)	(122)
Excess benefit from stock options	—	17
Repurchase of common stock	—	(132)
Exercise of stock options	—	94

Net cash provided by (used in) financing activities	669	(3,563)

Net decrease in Cash and Cash Equivalents	(933)	(537)
Cash and Cash Equivalents, beginning of period	1,349	932

Cash and Cash Equivalents, end of period	$416	$395

Supplemental Information:
Interest paid	$455	$925

Taxes paid	$1,263	$647

See notes to condensed consolidated unaudited financial statements.

JACLYN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
UNAUDITED FINANCIAL STATEMENTS

1.	Basis of Presentation:

          The accompanying unaudited condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of earnings and cash flows for the three and nine-month periods ended March 31, 2008 and 2007, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report to Stockholders for the year ended June 30, 2007. The results of operations for the period ended March 31, 2008 are not necessarily indicative of operating results for the full fiscal year.

          Consolidation of Variable Interest Entity:

          On August 22, 2006, the Company entered into a lease agreement for a new corporate office building, and relocated the Company’s executive offices from West New York, New Jersey to Maywood, New Jersey during fiscal 2007. The lease has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index.

          The lessor, 195 Spring Valley Associates, LLC, (the “Lessor”), purchased the corporate office building at a closing which also took place in August 2006. The Company provided the Lessor with $2,200,000 in mortgage financing, secured by a first priority mortgage in favor of the Company on the land, office building, and other customary rights of the mortgagor. The Company placed a deposit with the Lessor in the amount of $200,000 in connection with the option to purchase the property.

          For accounting purposes, the Company determined that the Lessor is a variable interest entity and the Company is its primary beneficiary as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Accordingly, the financial statements of the Lessor have been consolidated with those of the Company.

          The effect of the Company’s consolidation of the Lessor is that the lease transaction is treated as a financing, and the lease obligation, mortgage notes and deposits have been eliminated in consolidation. The cost of the building, approximately $2,900,000, and the $500,000 unamortized capital of the equity owners of the Lessor (minority interest), of which the unamortized balance of approximately $402,000 is reflected in the March 31, 2008 Condensed Consolidated Balance Sheet. There was no significant impact to net earnings.

          Recently Issued Accounting Standards:

          In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FIN 48 ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109’’ (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, ‘‘Accounting for Income Taxes.’’ FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for the fiscal year beginning July 1, 2007. The Company determined that the impact of adopting FIN 48 on the Company’s consolidated financial statements was approximately $129,000 (see Note 9).

          In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157” to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No.157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements”. FSP FAS 157-2 delays the effective date of SFAS No. 157 from the fiscal year beginning on July 1, 2008 to the fiscal year beginning on July 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the Company’s fiscal year beginning July 1, 2008. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements.

2.	Stock-Based Compensation:

          The Company recognizes stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation”, as interpreted by SEC Staff Accounting Bulletin No. 107. Stock options granted by the Company generally vest upon grant.

          The Company terminated, effective November 29, 2005, its 1996 Non-Employee Director Stock Option Plan (the “1996 Plan”). While no further options are being granted under the 1996 Plan, it remains in effect for options outstanding.

          The Company maintains stockholder-approved Stock Option Plans for key employees and consultants of the Company. The 1990 Stock Option Plan of the Company, as amended (the “1990 Plan”), provided for the grant of an aggregate of 500,000 shares of common stock. Options may no longer be granted under the 1990 Plan, although the 1990 Plan also remains in effect for options outstanding.

          In addition, the Company’s 2000 Stock Option Plan, as amended (the “2000 Plan”), initially provided for the grant of options to purchase up to 300,000 shares of common stock. It was amended during fiscal 2004 to increase the number of shares of common stock for which options may be granted by an additional 250,000 shares, to a total of 550,000 shares. The 2000 Plan permitted the grant of incentive and non-statutory stock options to key executives, consultants, directors and other key employees. Stock options could not be granted at less than the fair market value at the date of grant or 110% of the fair market value for individuals who own or are deemed to own more than 10% of the combined voting power of all classes of stock of the Company. Stock options generally vested immediately and generally are granted for a ten-year term.

          During the first quarter of fiscal 2008, the Board of Directors approved a new stock-based plan, the Jaclyn, Inc. 2007 Stock Incentive Plan, which became effective upon approval by stockholders of the Company at the 2007 Annual Meeting of Stockholders of the Company. The 2007 Stock Incentive Plan allows the Company to make grants of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, and stock awards to employees, as well as stock options, SARs, restricted stock, and restricted stock units to our non-employee directors. The total number of shares of common stock that may be issued pursuant to awards granted under the 2007 Stock Incentive Plan is 185,000. Effective with approval of the 2007 Stock Incentive Plan by the Company’s stockholders, the Company will make no further grants of options under the 2000 Plan, although outstanding options will not be affected and will remain outstanding in accordance with their respective terms.

          The Company did not grant any stock options during the nine months of fiscal 2008 or fiscal 2007. As of March 31, 2008, options to purchase 95,500 shares of common stock were outstanding.

3.	Earnings Per Share:

The Company’s calculation of Basic and Diluted Net (Loss) Earnings Per Common Share follows (in thousands, except share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,

	2008	2007	2008	2007

Basic Net (Loss) Earnings Per Common Share:
Net (Loss) Earnings	$(457)	$(1,487)	$444	$692

Basic Weighted Average Shares Outstanding	2,469,000	2,491,000	2,469,000	2,484,000

Basic Net (Loss) Earnings Per Common Share	$(.19)	$(.60)	$.18	$.28

	Three Months Ended March 31,		Nine Months Ended March 31,

	2008	2007	2008	2007

Diluted Net (Loss) Earnings Per Common Share:
Net (Loss) Earnings	$(457)	$(1,487)	$444	$692

Basic Weighted Average Shares Outstanding	2,469,000	2,491,000	2,469,000	2,484,000
Add: Dilutive Options	—	—	52,000	57,000

Diluted Weighted Average Shares Outstanding	2,469,000	2,491,000	2,521,000	2,541,000

Diluted Net (Loss) Earnings Per Common Share	$(.19)	$(.60)	$.18	$.27

          Options to purchase 95,500 shares of the Company’s common stock at March 31, 2008 were outstanding, but were not included in the computation of diluted earnings per share because of a loss in the current period and would have been anti-dilutive. There were no options to purchase shares of the Company’s common stock as of March 31, 2007 that were anti-dilutive.

4. Inventories:

          Inventories consist of the following components (in thousands):

	March 31, 2008	June 30, 2007

Raw materials	$20	$42

Finished Goods	8,601	9,201

	$8,622	$9,243

5.	Repurchase of Common Stock:

          The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company’s Common Stock. On September 27, 2006 the Board of Directors authorized an increase in the Company’s Common Stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. For the three and nine-month periods ended March 31, 2008, the Company did not purchase any shares of its common stock in connection with this repurchase program. As of March 31, 2008, the Company has purchased a total of 343,726 shares of its Common Stock at a cost of approximately $1,966,000 in connection with the repurchase program.

6.	Financing Agreements:

          The Company is a party to a bank credit facility, as amended, which expires on December 1, 2008 and provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company’s peak borrowing season from June to October. Substantially all of the Company’s assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of March 31, 2008. As of March 31, 2008, borrowing on the short-term line of credit was $5,315,000, and at that date the Company had $10,733,000 of additional availability (based on the borrowing formula) under the credit facility. At March 31, 2008 the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $13,637,000. Borrowing during the quarter was at the bank’s prime rate or below, at the option of the Company. The bank’s prime rate at March 31, 2008 was 5.25%.

          In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company’s West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum. The financing has a fifteen-year term, but is callable by the bank lender at any time after July 1, 2009 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of March 31, 2008 is approximately $2,432,000, of which the current portion of approximately $186,000 is included in other current liabilities as of March 31, 2008.

7.	Contractual Obligations and Commercial Commitments:

          The Company leases office facilities under non-cancelable operating leases that expire in various years through the year ending June 30, 2016.

          Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Year Ended June 30,	Office and Showroom Facilities
2008	$ 373,000

2009	1,219,000

2010	662,000

2011	515,000

2012	522,000

Thereafter	1,477,000

          The Company is obligated, in certain instances, to pay minimum royalties over the term of the licensing agreements that expire in the year ending 2008. Aggregate minimum royalty commitments for the year ending June 30, 2008 is $129,000.

          From time to time, the Company and its subsidiaries may become a party to legal proceedings, which arise in the normal course of business. At March 31, 2008, there were no material pending legal proceedings to which the Company was a party.

          The Company has not provided any financial guarantees as of March 31, 2008.

8.	Retirement Plan:

          The Company’s pension plan was terminated effective January 31, 2006 and a final settlement distribution to its participants was made on March 29, 2007. At the time of the settlement distribution, the Company recorded a charge to earnings before income taxes of approximately $3,089,000 ($1,970,000 after tax), consisting of the write-off of the unamortized pension costs of $2,188,000, plus a final cash contribution to fully fund the pension plan totaling approximately $901,000.

          Pension expense (including the pension settlement cost) was $3,130,300 and $3,136,700 for the three and nine-month periods ended March 31, 2007, respectively.

9.	Income Taxes:

          Effective July 1, 2007, the Company adopted FIN 48, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, the Company recorded a decrease to beginning retained earnings of approximately $129,000 and increased net liabilities for uncertain tax positions and related interest and penalties by a corresponding amount. Net uncertain tax positions of $129,000 as of the adoption date would favorably impact the effective tax rate if these net liabilities were reversed.

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

          The Company recognizes interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. As of the adoption date, the total amount of accrued interest and penalties was $14,000. The Company recorded approximately $33,000 in interest and penalties for the first nine months of fiscal 2008.

10.	Proposed Stock Splits:

          On December 5, 2007, the Company announced that a special committee of independent directors recommended to the Company’s Board of Directors, and the Board of Directors approved, amendments to the Company’s certificate of incorporation which would result in a 1-for-250 reverse stock split of the Company’s common stock, to be immediately followed by a 250-for-1 forward stock split (the “Stock Split Proposals”). Each of the Stock Split Proposals was approved by stockholders of the Company at a special meeting of stockholders held on May 7, 2008. On May 7, 2008, the Company filed a Form 25 with the Securities and Exchange Commission to voluntarily withdraw its common stock from listing on the American Stock Exchange. The Stock Split Proposals are intended to reduce the number of stockholders of record to fewer than 300. If that is the case, the Company presently plans to cease the registration of its common stock under federal securities laws. The Company announced that it was taking these steps to avoid the substantial and increasing cost and expense of being an SEC reporting company and of regulatory compliance under the Sarbanes-Oxley Act of 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies and Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically evaluated for continued reasonableness, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2007, which we filed with the Securities and Exchange Commission on September 27, 2007. There have been no material changes to our accounting policies since such filing.

Liquidity and Capital Resources

          The Company’s cash and cash equivalents decreased $933,000 during the nine-month period ended March 31, 2008 to $416,000 from $1,349,000 at June 30, 2007.

          Net cash used in operating activities totaled $1,334,000, primarily from a decrease in accounts payable and other current liabilities of $2,686,000 (due primarily to the payment of commissions), which was partially offset by a decrease in inventory totaling $621,000, a decrease in accounts receivable of $472,000 and cash flow from net earnings of $444,000.

          Funds provided by financing activities of $669,000 were mostly the result of a net increase totaling $800,000 in borrowing under the Company’s bank line of credit, offset in part by the payment of long-term debt totaling $131,000.

          Net cash used in investing activities of $268,000 primarily reflects the purchase of property and equipment purchases totaling $221,000.

          The Company is a party to a bank credit facility, as amended, which expires on December 1, 2008 and provides for short-term loans and the issuance of letters of credit in an aggregate amount not to exceed $50,000,000. Based on a borrowing formula, the Company may borrow up to $30,000,000 in short-term loans and up to $50,000,000 including letters of credit. The borrowing formula allows for an additional amount of borrowing during the Company’s peak borrowing season from June to October. Substantially all of the Company’s assets are pledged to the bank as collateral (except for the West New York, New Jersey facility, which has been separately mortgaged as noted below). The line of credit requires that the Company maintain a minimum tangible net worth, as defined, and imposes certain debt to equity ratio requirements. The Company was in compliance with all applicable financial covenants as of March 31, 2008. As of March 31, 2008, borrowing on the short-term line of credit was $5,315,000, and at that date the Company had $10,733,000 of additional availability (based on the borrowing formula) under the credit facility. At March 31, 2008 the Company was contingently obligated on open letters of credit with an aggregate face amount of approximately $13,637,000. Borrowing during the quarter was at the bank’s prime rate or below, at the option of the Company. The bank’s prime rate at March 31, 2008 was 5.25%.

          On December 5, 2007, the Company announced that a special committee of independent directors recommended to the Company’s Board of Directors, and the Board of Directors approved, amendments to the Company’s certificate of incorporation which would result in a 1-for-250 reverse stock split of the Company’s common stock, to be immediately followed by a 250-for-1 forward stock split (the “Stock Split Proposals”). Each of the Stock Split Proposals was approved by stockholders of the Company at a special meeting of stockholders held on May 7, 2008. As a result of the reverse stock split, generally, holders of fewer than 250 shares of common stock will not be issued fractional shares but, instead, will be paid $10.21 for the shares of common stock held by them immediately prior to the effective time of the reverse stock split. The Company expects that payments to these stockholders will be paid from cash on hand and from funds under the bank credit facility. As long as no default or event of default under the bank credit facility exists, the Company may repurchase, and may use the proceeds of loans under the bank credit facility to repurchase, shares of common stock in an aggregate amount not to exceed $3,000,000. In the event that the total cost of repurchases of shares of common stock in the deregistration transaction exceeds $3,000,000, the Company has been advised by its bank lender that it intends to work with us to enter into a mutually agreeable amendment to the bank credit facility so that the Company may complete the deregistration transaction. The Company anticipates that any borrowings under the bank credit facility to repurchase shares in the deregistration transaction will be repaid in the ordinary course of business.

          In August 2002, the Company consummated a mortgage loan with a bank lender in the amount of $3,250,000. The financing is secured by a mortgage of the Company’s West New York, New Jersey headquarters and warehouse facility. The loan bears interest at a fixed rate of 7% per annum through August 31, 2008. The financing has a fifteen-year term, but is callable by the bank lender at any time after July 1, 2009 and may be prepaid by the Company, along with a prepayment fee, from time to time during the term of the financing. The balance of the mortgage as of March 31, 2008 is approximately $2,432,000, of which the current portion of approximately $186,000 is included in other current liabilities as of March 31, 2008.

          In June 2007, the Company announced it had entered into a purchase and sale agreement to sell its former executive offices and warehouse facility, as well as two adjacent lots, located in West New York, New Jersey. The proposed purchaser had the right under the purchase and sale agreement to extend the originally scheduled closing date (October 15, 2007) for two separate four-month periods and, upon the payment of $150,000, the proposed purchaser extended the closing date for the first extension period. The closing under the purchase and sale agreement was contingent on the proposed purchaser’s receipt of governmental approvals required for the construction of residential, multi-family housing consisting of 150 residential units, as well as a number of other contingencies and conditions. On December 12, 2007, the Company received a notice indicating that the proposed purchaser would not obtain all governmental approvals by the December 15, 2007 deadline required under the purchase and sale agreement and, accordingly, was exercising the proposed purchaser’s right to terminate the purchase and sale agreement at which time the Company recognized the $150,000 payment in earnings.

          The Company continues to evaluate all of its alternatives with regard to its West New York former headquarters, including the general marketing of the property.

          The Company believes that funds provided by operations, existing working capital, and the Company’s bank line of credit and mortgage financing will be sufficient to meet anticipated working capital needs for the next twelve months.

          There were no material commitments for capital expenditures at March 31, 2008.

          The Company previously announced that the Board of Directors authorized the repurchase by the Company of up to 350,000 shares of the Company’s Common Stock. On September 27, 2006 the Board of Directors authorized an increase in the Company’s Common Stock repurchase program of an additional 125,000 shares. Purchases may be made from time to time in the open market and through privately negotiated transactions, subject to general market and other conditions. The Company generally finances these repurchases from its own funds from operations and/or from its bank credit facility. For the three and nine-month periods ended March 31, 2008, the Company did not purchase any shares of its Common Stock under this repurchase program. As of March 31, 2008, the Company purchased a total of 343,726 shares of its Common Stock at a cost of approximately $1,966,000 in connection with the repurchase program.

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

          On August 22, 2006, the Company entered into a lease agreement for a new corporate office building, and relocated the Company’s executive offices from West New York, NJ to Maywood, New Jersey during fiscal 2007. The lease has a 10-year term, and grants to the Company an option to purchase the building at any time during the term of the lease at a purchase price not to exceed $3,075,000, plus increases based on a multiple of the consumer price index. The lessor, 195 Spring Valley Associates, LLC, (the “Lessor”), purchased the corporate office building at a closing, which also took place in August 2006. The Company provided the Lessor with $2,200,000 in mortgage financing, secured by a first priority mortgage in favor of the Company on the land, office building, and other customary rights of the mortgagor. The Company placed a deposit with the Lessor in the amount of $200,000 in connection with the option to purchase the property. For accounting purposes, the Company determined that the Lessor is a variable interest entity and the Company is its primary beneficiary as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Accordingly, the financial statements of the Lessor were consolidated with those of the Company.

Contractual Obligations

Our future contractual obligations have not changed significantly from the amounts reported in our Annual Report on form 10-K for the year ended June 30, 2007.

Results of Operations

          Net sales were $31,187,000 and $108,833,000 during the three and nine-month periods ended March 31, 2008, compared to $34,705,000 and $122,913,000 in the same three and nine-month periods during fiscal 2007. For the three and nine-month periods ended March 31, 2008, net sales in the Apparel category were lower by 16.1% and 14.5%, respectively, while the Handbag category net sales were higher by 5.1% and lower by 5.2%, respectively, in each case compared to last year’s three and nine-month period net sales.

          Sales by category were as follows:

          Net sales for the Apparel category were $20,914,000 for the three-month period ended March 31, 2008, or $4,017,000 lower than the prior fiscal comparable three-month period. This 16.1% decrease was primarily due to a 31.7% decrease in our children’s apparel division due to the loss of a major program from a significant customer and from the timing of certain shipments that we expect to occur in the fourth quarter of fiscal 2008. This decrease in Apparel category sales was not fully offset by a $2,111,000 (37.7%) increase in net sales in the women’s sleepwear division as a result of new spring business with one of its significant customers.

          For the nine-month period ended March 31, 2008, net sales for the Apparel category were $70,572,000, or 14.5% lower than the prior fiscal year’s same period due to a decrease in our children’s apparel division not fully offset the increase in business in our women’s sleepwear division described above.

          Net sales totaling $10,273,000 for the Handbags category in the third quarter of fiscal 2008 represented a 5.1% increase compared to $9,774,000 in net sales for the same quarter in fiscal 2007. The third quarter net sales increase primarily reflected higher sales in the premium incentive business (up 11.2%) due to the timing of shipments to one of our significant customers. Not fully offsetting this increase was a 10.6% net sales decrease in the handbag business for the third quarter versus last year’s comparable quarter due to a reduction of business with a significant customer.

          For the nine-month period ended March 31, 2008, net sales for the Handbags category were $38,261,000, a reduction of $2,100,000, or 5.2%, compared to the prior comparable nine-month period. A modest 2.5% net sales dollar increase for the nine-month period for the premium incentive business was more than offset by a 32.7% decrease in the hangbag business for the same reasons noted above.

          Gross margins were 21.6% and 22.6% in the three-month and nine-month periods ended March 31, 2008, compared to 25.5% and 23.8% in the comparable periods ended March 31, 2007. Gross margins by category were as follows:

          Gross margin for the Apparel category decreased to 21.0% in the three-month period ended March 31, 2008 from 27.1% in the third quarter of fiscal 2007. The 6.1 percentage point decrease was primarily the result of lower margins in the women’s sleepwear and the children’s apparel divisions, in each case mostly attributable higher product costs associated with the weakening U.S. dollar and a relatively higher level of sales allowances given to customers. For the nine-month period ended March 31, 2008, gross margins for the Apparel category decreased to 23.5% (from 27.0%) in the prior comparable period for the same reasons.

          Gross margin for the Handbags category in the third quarter of fiscal 2008 increased to 22.6% from 21.4% in the third quarter of fiscal 2007. This increase was mainly due to higher premium incentive business margins attributable to several new programs offset, in part, by lower handbag margins due to product mix. For the nine-month period ended March 31, 2008, gross margin for the Handbags category increased to 20.9% from 17.2% in the prior comparable period, attributable primarily to higher premium incentive business gross margins resulting from product mix.

          As a percentage of net sales, shipping, selling and administrative expenses increased to 23.3% for the three-month period ended March 31, 2008 from 21.9% for the three-month period ended March 31, 2007. However, shipping, selling and administrative expenses decreased by $339,000 in the third quarter of fiscal 2008 compared to the prior year comparable period, mainly due to lower sales commission costs totaling $389,000 relating to decreased sales volume in this year’s third fiscal quarter, higher product development costs of $119,000 for both the children’s apparel and premium business relating to potential additional future business, and a $261,000 increase in general and administrative costs, principally due to higher compensation related costs. In addition, the Company experienced higher shipping and warehousing expense totaling $81,000 relating the greater use of outside warehouse facilities to ship our product. Royalty expensed decreased approximately $49,000 as a result of a product mix that included fewer licensed product sales in this fiscal quarter compared to the same period last year.

          Shipping, selling and administrative expenses for the nine-month period ended March 31, 2008 increased as a percentage of net sales (21.4% of net sales compared with 19.2% of net sales in the same period in fiscal 2007), and were $23,294,000 for the period, or $340,000 lower than the total of $23,634,000 for the comparable nine-month period in the prior fiscal year. The dollar decrease was primarily attributable to lower sales commissions totaling $760,000 relating to the lower sales volume, higher product development costs of $463,000 to develop future potential business, a $143,000 increase in general and administrative costs for higher compensation related expenses, decreased royalty expense totaling $393,000 due to certain minimum royalty commitments in the prior year nine-month period which were not met and had to be expensed, and increased shipping and warehouse costs totaling $144,000 related to the mix of goods shipped necessitating the greater use of outside warehousing facilities for the nine month period ended March 31, 2008 compared to the same nine months last year.

          Interest expense of $99,000 in the third quarter of fiscal 2008 compares to $195,000 in the prior comparable quarter. For the nine-month period ended March 31, 2008, interest expense totaled $459,000 versus $911,000. Both decreases are primarily the result of a lower level of average borrowing to finance lower sales volume, as well as a lower average borrowing cost in the current periods.

          As a result of last fiscal year’s termination and final pension plan distribution to the plan’s participants, the Company incurred a one-time pretax pension plan settlement charge totaling approximately $3,089,000 ($1,970,000, after tax) for the three and nine-month periods ended March 31, 2007.

          The decrease in loss before income taxes of $1,391,000 for the three-month period ended March 31, 2008, and the decreased earnings before income taxes totaling $724,000 for the nine-month period ended March 31, 2008 compared to the 2007 fiscal third quarter and nine-month comparable periods, reflects, in part, last year’s $3,089,000 third quarter pretax charge for the pension plan settlement. Without this charge, the loss before income taxes would have been greater by $1,698,000 for the third quarter, and $3,813,000 for the nine-month comparable periods. Lower shipping, selling and administrative expenses and lower interest expense in the third quarter and nine-month periods compared to the same periods last year, did not offset lower sales and gross profit in this year’s third quarter and nine-month fiscal periods for the reasons discussed above.

          For the nine-month period ended March 31, 2008, the Company’s effective tax rate was 48.3% compared to 56.3% for the first nine-month periods of fiscal 2007. The Company’s effective rate decreased significantly from last year’s effective tax rate, which reflected the $3,089,000 pre-tax pension plan settlement charge discussed above, resulting in the Company’s inability to utilize certain state net operating loss carry-forwards and other tax benefits.

          Net loss decreased by $1,030,000 and net earnings decreased $248,000 for the three and nine-month periods ended March 31, 2008, respectively, from the prior comparable periods, primarily due to lower sales and gross profit, not offset by lower shipping, selling and administrative expenses and lower interest expense, for the reasons discussed above. Without the pension settlement charge, earnings after taxes decreased $940,000 for the three month period and $2,218,000 for the nine-month period ended March 31, 2008 compared to the prior fiscal year comparable periods.

Recently Issued Accounting Standards

          In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for the fiscal year beginning July 1, 2007. The Company determined that the impact of adopting FIN 48 on the Company’s consolidated financial statements was approximately $129,000 (see Note 9).

          In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157” to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No.157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements”. FSP FAS 157-2 delays the effective date of SFAS No. 157 from the fiscal year beginning on July 1, 2008 to the fiscal year beginning on July 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the Company’s fiscal year beginning July 1, 2008. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements.

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

Forward-Looking Statements

          In order to keep stockholders and investors informed of the future plans of the Company, this Form 10-Q contains and, from time to time, other reports and oral or written statements issued by the Company may contain, forward-looking statements concerning, among other things, the Company’s future plans and objectives that are or may be deemed to be “forward-looking statements.” The Company’s ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company’s forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements, including, but not limited to, general economic and business conditions, competition; potential changes in customer spending; acceptance of product offerings and designs; the variability of consumer spending resulting from changes in domestic economic activity; a highly promotional retail environment; any significant variations between actual amounts and the amounts estimated for those matters identified as critical accounting estimates as well as other significant accounting estimates made in the preparation of the Company’s financial statements; and the impact of hostilities in the Middle East and the possibility of hostilities in other geographic areas as well as other geopolitical concerns. Accordingly, actual results may differ materially from such forward-looking statements. You are urged to consider all such factors. In light of the uncertainty inherent in such forward-looking statements, you should not consider their inclusion to be a representation that such forward-looking matters will be achieved. The Company assumes no obligation for updating any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

          At the end of the period covered by this report, the Company carried out an evaluation, with the participation of management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the Company's evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

JACLYN, INC.

(Registrant)

May 15, 2008	/s/ALLAN GINSBURG

Allan Ginsburg
Chairman of the Board

May 15, 2008	/s/ ANTHONY CHRISTON

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